Form 10-K405
period 1999-12-31
HEALTHEON WEBMD CORP
filed 2000-03-30
CIK 1088917

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER: 0-24975

                          HEALTHEON/WEBMD CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                       94-3236644
           (STATE OF INCORPORATION)                  (I.R.S. EMPLOYER IDENTIFICATION NO.)
 400 THE LENOX BUILDING, 3399 PEACHTREE ROAD                        30326
                     NE,                                          (ZIP CODE)
               ATLANTA, GEORGIA
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

         (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE): (404) 495-7600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                      COMMON STOCK, PAR VALUE $.0001 PER SHARE
                             (TITLE OF EACH CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of $59.00 on March 1, 2000, as reported on the Nasdaq Stock Market's National Market, was approximately $8,915,337,898. As of March 1, 2000, the Registrant had outstanding 180,401,890 shares of common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
  Item    Business....................................................    2
     1.
  Item    Properties..................................................   22
     2.
  Item    Legal Proceedings...........................................   22
     3.
  Item    Submission of Matters to a Vote of Security Holders.........   23
     4.

PART II
  Item    Market for Registrant's Common Equity and Related
     5.   Stockholder Matters.........................................   24
  Item    Selected Financial Data.....................................   25
     6.
  Item    Management's Discussion and Analysis of Financial Condition
     7.   and Results of Operations...................................   26
  Item    Quantitative and Qualitative Disclosures about Market
     7A.  Risks.......................................................   42
  Item    Financial Statements and Supplementary Data.................   43
     8.
  Item    Changes and Disagreements with Accountants in Accounting and
     9.   Financial Disclosures.......................................   43

PART III
  Item    Directors and Executive Officers of the Registrant..........   44
     10.
  Item    Executive Compensation......................................   44
     11.
  Item    Security Ownership of Certain Beneficial Owners and
     12.  Management..................................................   44
  Item    Related Party Transactions..................................   44
     13.

PART IV
  Item    Exhibits, Financial Statement Schedules and Reports on Form
     14.  8-K.........................................................   45
Signatures............................................................   49
Financial Statements..................................................   50
Exhibits..............................................................   75

                                     PART I

                           FORWARD-LOOKING STATEMENTS

     Except for historical information, this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our pending acquisitions, anticipated costs and expenses, revenue mix, product and service development and relationships with strategic partners. These forward-looking statements include declarations regarding our belief or current expectations of management, such as statements indicating that "we expect," "we anticipate," "we intend," "we believe" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Management's discussion and analysis of financial condition and results of operations -- Factors that may affect future results of operations." You should carefully review the risks described in our reports and registration statements that we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this annual report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

ITEM 1.  BUSINESS

OVERVIEW

     We provide web-based healthcare information and services to facilitate connectivity and transactions among physicians, patients, payers and other healthcare industry participants. Our Internet-based information and transaction platform allows for the secure exchange of information among the disparate information systems used by healthcare industry participants and supports our administrative transaction services, including patient enrollment, eligibility determination, referrals and authorizations, laboratory and diagnostic test orders and results, clinical data retrieval and claims processing.

     Our web site, WebMD.com, offers a single destination for the exchange of healthcare information and supports a broad range of healthcare transactions delivered over our secure, Internet-based platform. We design our service offerings to help integrate and manage administrative, clinical, research and information needs of healthcare industry participants. We believe that our web-based solution has the potential to create significant improvements in the way that information is used by the healthcare system, enabling improved workflows, better decision-making and, ultimately, higher quality patient care at a lower cost.

     Through WebMD.com, physician subscribers can access WebMD Practice, our provider destination, and consumers can access WebMD Health, our free consumer destination. WebMD Practice provides physicians with administrative transaction services, medical news and research, continuing medical education credits, customized web sites and e-mail accounts, among other services. WebMD Health provides consumers with health and wellness news and information, support communities, interactive tools and opportunities to purchase health-related products and services. Our communities allow consumers to participate in real-time discussion and support networks over the Internet.

     We currently provide services to over 250,000 physicians and approximately 11,000 dentists, 1,100 hospitals, 46,000 pharmacies, 650 payers and 6 laboratory companies. In addition, nearly 80,000 physicians have subscriptions to WebMD Practice, and over 850,000 consumers are enrolled in our support communities on WebMD Health. In January 2000, WebMD.com attracted approximately 2.2 million unique users, according to Media Metrix, and page views exceeded approximately
33.0 million, according to commercial software that we utilize.

     We were incorporated in December 1995 and commenced operations in January 1996. In November 1999, we merged with WebMD, Inc., MedE America Corporation and Greenberg News

Networks, Inc., which is referred to as Medcast, and changed our name to Healtheon/WebMD Corporation. We launched our integrated web site in November 1999 following the closing of these mergers.

RECENT EVENTS

     Practice management system vendor strategic alliances. In January and February 2000, we entered into strategic alliances with three leading practice management system vendors, IDX Systems Corporation, InfoCure Corporation and Medic Computer Systems, Inc. The completion of our alliance with IDX and its subsidiary ChannelHealth is subject to regulatory approval. We have received a request from the Department of Justice for additional information on our proposed transaction with IDX. Under these agreements, we will provide electronic transaction services and healthcare-related content to an aggregate of approximately 250,000 physicians utilizing IDX, InfoCure and Medic applications, some of which may already be using our services. We expect to complete the integration of our services with these practice management system applications and begin deploying these services in the third quarter of 2000.

     Acquisition of Envoy. On January 22, 2000, we entered into a merger agreement to acquire Envoy Corporation from Quintiles Transnational Corp. and its subsidiary, QFinance, Inc., which together own all of the capital stock of Envoy. Envoy is a leading provider of electronic data interchange, or EDI, and transaction processing services to participants in the healthcare market. In 1999, Envoy's network processed over 1.4 billion transactions involving approximately 250,000 physicians, 35,000 pharmacies, 47,000 dentists, 4,500 hospitals and 900 payers, including approximately 47 Blue Cross Blue Shield plans, 59 Medicare plans and 40 Medicaid plans. Pursuant to the Envoy merger agreement, we will issue 35.0 million shares of our common stock, which, if issued as of March 1, 2000, would have represented approximately 16% of our common stock outstanding as of that date, and pay $400.0 million in cash. These shares will be subject to restrictions on their sale for two years after the completion of the merger, except that up to one-third of these shares may be sold at any time after the one-year anniversary of the completion of the merger and up to two-thirds of these shares may be sold at any time after the 18-month anniversary of the completion of the merger. Quintiles will issue us a warrant to purchase up to 10.0 million shares of Quintiles common stock at $40 per share, exercisable for four years. The acquisition of Envoy will be accounted for as a purchase transaction. We expect that completion of the Envoy merger, which is subject to regulatory approval and other customary closing conditions, will occur in the second quarter of 2000. We filed the Envoy merger agreement with the Securities and Exchange Commission in our report on Form 8-K on January 27, 2000.

     News Corporation strategic alliance. On January 26, 2000, we completed the transactions contemplated by our strategic alliance agreement with The News Corporation Limited and Fox Entertainment Group, Inc., an entity which is controlled through intermediaries by News Corporation. News Corporation is one of the world's largest media companies with diversified global operations in the U.S., Canada, the United Kingdom, Australia, Latin America and the Pacific Basin.

     Under our ten-year strategic alliance with News Corporation:

     - News Corporation and its affiliates will provide us with $400.0 million of media branding services domestically over the ten-year term.

     - We acquired a 50% interest in The Health Network LLC and will jointly own and operate with News Corporation a health-focused cable television network, which we intend to re-launch as WebMD TV. After January 26, 2005, News Corporation has the option to require us to purchase, and we have the option to require News Corporation to sell to us, the remaining 50% interest for up to 8,291,939 shares of our common stock.

     - We formed WebMD International LLC as a joint venture with News Corporation to launch our services worldwide, other than in the U.S. and Japan. A subsidiary of News Corporation is obligated to contribute $100.0 million in cash to WebMD International in exchange for its 50% interest.

     - News Corporation and its affiliates will provide WebMD International with $300.0 million of media branding services internationally over the ten-year term.

     - We each granted the other a worldwide license to use each other's health-related content, including news feeds, over a five-year term. Our license for News Corporation content is royalty-free, and News Corporation will pay us license fees of an aggregate of $62.5 million over a five-year term for our content.

     - We acquired a 50% interest in thehealthnetwork.com, a health and fitness web site, and have an option to purchase the remaining 50% for one dollar.

     We issued 155,951 shares of our Series A preferred stock, which shares vote on an as if converted basis with our common stock, in consideration for the transactions described above. Assuming conversion of all of the shares of Series A preferred stock on March 1, 2000, the holders of the Series A preferred stock would receive 21,282,645 shares, representing approximately 10% of our common stock outstanding as of March 1, 2000. These shares are subject to restrictions on their sale for three years. In addition, affiliates of Fox Entertainment purchased 2.0 million shares of our common stock for an aggregate purchase price of $100.0 million in cash. This complex transaction will be accounted for based on its relative independently determined fair value of its components. We filed our master strategic alliance agreement with the SEC in our report on Form 8-K on December 10, 1999.

     Investment by Janus. On January 27, 2000, Janus Capital Corporation, through its managed mutual funds, purchased 15.0 million shares of our common stock for $930.0 million in cash. We intend to use the proceeds to fund the cash portion of our pending acquisition of Envoy and to provide working capital for general corporate purposes. We filed the securities purchase agreement with Janus with the SEC in our report on Form 8-K on January 28, 2000.

     Acquisition of Kinetra. On January 31, 2000, we acquired all of the outstanding membership interests of Kinetra LLC from Electronic Data Systems Corporation, Eli Lilly and Company and Integrated Medical Systems, Inc., a subsidiary of Eli Lilly, in exchange for an aggregate of 7,437,248 shares of our common stock and $1,000 in cash. Kinetra, a joint venture between Electronic Data Systems and Eli Lilly, is a leading provider of health information networks and e-commerce services that enhance decision-critical information flow within the healthcare field. We have begun to migrate Kinetra's integrated delivery network, hospital and payer connectivity to our platform. We have accounted for this acquisition as a purchase transaction. We filed our acquisition agreement with Kinetra with the SEC in our report on Form 8-K on February 10, 2000.

     Acquisition of Medical Manager and CareInsite. On February 13, 2000, we entered into a merger agreement to acquire Medical Manager Corporation and its publicly traded subsidiary, CareInsite, Inc. Medical Manager is a leading supplier of practice management systems in the U.S. with an installed base of approximately 33,000 sites, representing an estimated 185,000 physicians, including its pending acquisition of Physician Computer Network. Medical Manager Corporation operates three lines of business: the Medical Manager Health Systems practice management systems business, the CareInsite business described below and the development, manufacturing and distribution of porous and solid plastic products business through its Porex Corporation subsidiary. CareInsite is developing an Internet-based healthcare e-commerce network that links physicians, payers, suppliers and patients and is designed to enable physicians to conduct clinical and administrative transactions that deliver relevant information at the point of care.

     Pursuant to the Medical Manager and CareInsite merger agreements, we will issue 1.65 shares of our common stock in exchange for each outstanding share of Medical Manager stock and 1.3 shares of our common stock for each outstanding share of CareInsite stock that is not owned directly or indirectly by Medical Manager. The acquisition of each of Medical Manager and CareInsite will be accounted for as a purchase transaction. We expect that completion of the Medical Manager merger and the CareInsite merger, each of which is subject to regulatory approval and other customary closing conditions, will occur mid-year 2000. Completion of the Medical Manager merger and CareInsite merger is subject to approval by our stockholders, Medical Manager's stockholders, and CareInsite's stockholders. In addition, the closings of the Medical Manager and CareInsite mergers are conditioned on each other. We filed our merger agreements with Medical Manager and CareInsite with the SEC in our report on Form 8-K/A on February 24, 2000.

     Acquisition of OnHealth. On February 15, 2000, we entered into a merger agreement to acquire OnHealth Network Company, a leading source of original, informative, timely and trusted consumer-oriented health and wellness information, products and services on the web. OnHealth.com was the single most trafficked health web site with 3.2 million unique users in December 1999, according to Media Metrix. Pursuant to the OnHealth merger agreement, we will issue 0.189435 shares of our common stock for each outstanding share of OnHealth stock. The acquisition of OnHealth will be accounted for as a purchase transaction. We expect that completion of the OnHealth merger, which is subject to regulatory approval and other customary closing conditions, will occur mid-year 2000. In addition, the OnHealth merger is subject to approval by OnHealth's stockholders. In connection with the OnHealth merger agreement, we agreed to provide OnHealth with a line of credit of up to $30.0 million, of which we have advanced $15.0 million for working capital needs. The loan is secured by all of OnHealth's assets and is due on February 15, 2001. OnHealth issued us a warrant to purchase 5.8 million shares of their common stock, which warrant is exercisable until February 15, 2003 at $10.75 per share. In addition, if the OnHealth merger agreement is terminated, we will receive warrants to purchase up to an additional 500,000 shares of OnHealth's common stock at $0.01 per share, if the loan is not repaid 270 days after termination. We filed our merger agreement with OnHealth with the SEC in our report on Form 8-K/A on February 22, 2000.

OUR SERVICES

     We offer a comprehensive suite of healthcare transaction and information services to physicians, consumers and other healthcare industry participants delivered over the Internet, private intranets and other networks.

  Transaction services

     Our transaction services currently include administrative, clinical information, membership and pharmacy services. These network-based services are provided through software applications operating on or interfacing with our platform. These services are typically sold on a transaction or subscription fee basis, which varies across customers and market segments.

     The following chart summarizes the key transactions supported by us, organized by business function:

------------------------------------------------------------------------------------------
      BUSINESS FUNCTION             CUSTOMERS OR USERS          TRANSACTIONS SUPPORTED
------------------------------------------------------------------------------------------
 Administrative services         Payers and providers       - Claims submission
                                                            - Patient eligibility
                                                              verification
                                                            - Referrals and authorizations
                                                            - Prescription transmissions
                                                              from physicians to pharmacies
                                                            - Confirmation of payment to
                                                              providers
                                                            - Patient statement billing
                                                              services
                                                            - Provider directories
                                                            - Formulary management and
                                                              reimbursement
                                                            - Provider files and directory
                                                              management and claims
                                                              repricing*
------------------------------------------------------------------------------------------

 Clinical information services   Suppliers and providers    - Lab test orders and results
                                                            - Patient identification and
                                                              encounter history
                                                            - Patient registration
                                                            - Text document and
                                                              transcription distribution
------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------
      BUSINESS FUNCTION             CUSTOMERS OR USERS          TRANSACTIONS SUPPORTED
------------------------------------------------------------------------------------------
 Membership services             Consumers and payers       - Enrollment in health plans
                                                            - Comparison and selection of
                                                              multiple health plans
                                                            - Provider search, selection
                                                              and change
                                                            - Benefits inquiries under
                                                              enrolled plans
                                                            - Messaging between consumers,
                                                              payers and employers
------------------------------------------------------------------------------------------
 Pharmacy services               Providers                  - Prescription writing
                                                            - Pre-authorization of
                                                              prescription with pharmacy
                                                              benefit managers
                                                            - Prescription transmission
                                                              from physicians to pharmacies
                                                              via the Internet
                                                            - Refill requests and
                                                              authorizations
                                                            - Formularies and drug
                                                              utilization reviews
------------------------------------------------------------------------------------------

* Under development

     Some of these applications were recently acquired by us and are not yet Internet-enabled. We intend to integrate many of these applications with our platform and Internet-based WebMD Practice product and to consolidate our transaction networks.

     Administrative services. Our administrative services provide the connectivity and EDI and transaction services needed for providers and payers in the healthcare industry to communicate with each other. Through our transaction network, we provide an electronic link, directly or indirectly through other clearinghouses or vendors, or over the Internet, to healthcare providers in the medical, dental and pharmacy markets and to third party payers. Our administrative services include claims submission, eligibility and patient benefit coverage verification, claims data capture and editing, remittance processing, credit/debit card and check guarantee and formulary management. These services are generally paid for by commercial payers and healthcare providers on a transaction fee basis, although we may also charge a one-time implementation fee. These fees vary depending on the type of transaction and the customer's relationship with us. Our administrative services are currently generating significant transaction volumes and revenues.

     Providers include hospitals, physicians, dentists and pharmacies, some of which access our services through their affiliations with integrated delivery networks, clinics and physician practice management companies. Providers initiate transactions with us over a dedicated network or the Internet. Providers submit transactions to us over a modem connection or dedicated phone line if the provider utilizes our software products which are installed or operated on the provider's desktop and interface with the provider's practice management system software, or over the Internet if the provider subscribes to our Internet-based product WebMD Practice.

     We maintain direct connections with many healthcare payers, including Medicare and Medicaid agencies, Blue Cross and Blue Shield systems and commercial insurance companies. These direct connections typically consist of dedicated networks between the payer and us. Most transactions are currently transmitted to the payers using our proprietary software and dedicated telephone lines, with some transactions transmitted via the Internet. We also have contractual relationships with claims clearinghouses that maintain connections with an additional payers. These intermediaries may charge us a fee for transmitting our claims via their networks.

     Providers can use our products to verify patient eligibility and obtain authorization for services from payers and for approval of referrals to other providers at the point of care. Providers can submit real-time or batch claims to us for processing and reimbursement by payers and inquire as to the status of claims previously submitted. Batch claims are collected throughout the day and submitted to us in bulk, which we then sort, format and edit to meet a particular payer's requirements before transmission to the payer. Providers can also receive electronic remittance advice which provides payer payment information and an explanation of the settlement of a related claim.

     In addition, we act as a clearinghouse for claims routed to us by other processors and intermediaries for transmission to payers. These third parties aggregate transactions from healthcare providers, but choose to use a clearinghouse, such as us, to reach payers that they do not connect to directly. These clearinghouse services are provided through a dedicated network that we maintain consisting of dial-up connections, lines leased from common carriers and computer networks, which may be accessed by other processors and clearinghouses. We typically receive revenue from payers on these transactions and may pay rebates to exclusive or preferred vendors as an inducement to use us as their clearinghouse for these transactions.

     We are currently developing our ProviderWorks product, with support from one of our strategic partners, Beech Street Corporation. ProviderWorks will support the creation and management of networks of providers by managing complex provider directories and files, managing provider relationships and contracts and performing claims repricing functions.

     Clinical information services. We provide clinical information services through our SCAN product and our Internet-based Dx and Clinical Reports products that are available through WebMD Practice. Our SCAN product supports ordering and distribution of clinical tests and test results between SmithKline Beecham Clinical Laboratories, Inc, recently acquired by Quest Diagnostics Incorporated, and providers using SmithKline Labs's services. In addition, we provide teleprinter services to transmit and print these lab tests results. SCAN is deployed on approximately 5,300 installed workstations serving physicians throughout the U.S. and is currently generating significant transaction volumes and revenues. SCAN is not Internet-enabled. Dx provides the same SCAN functions allowing physicians to order lab tests and obtain results over the Internet from national and regional laboratories. We have begun to transition the SmithKline Lab sites to our Dx product. Clinical Reports is a document distribution system that allows physicians to choose how they receive clinical reports through secure e-mail, fax, network printer, pager notification or on demand from the document repository.

     Membership services. We provide our membership services through our Benefit Central product available on WebMD Health, which is provided to employees by their employers or health plan administrators. Benefit Central allows employees to compare employer-sponsored plans, search provider directories and electronically enroll in benefits. Benefit Central also allows benefits administrators to manage employee benefit data, generate reports and send employee enrollment information to health plans and insurance carriers over the Internet. We currently provide membership services directly and through aggregators to approximately 200 companies covering over 320,000 lives.

     Other services. We also provide comprehensive consulting and implementation and information technology, or IT, management services to enable our customers to take full advantage of our platform. These services are typically sold on a fixed fee or time and materials basis. We are currently generating significant revenues from these services.

     Pharmacy services. We have completed the initial development of our Rx online pharmacy service, which will provide physicians access to online prescription services, including prescription writing and routing services, pre-authorization services and access to formularies and drug utilization reviews through WebMD Practice. We are currently in beta testing for this product.

  WebMD.com web site

     WebMD.com provides access to subscription-based services for physicians through WebMD Practice and a free healthcare destination for consumers through WebMD Health.

     WebMD Practice. A subscription to WebMD Practice provides online access to multiple areas, including:

CONTENT OR SERVICE                                     FEATURES
  Today's medical news                  - Provides original, daily medical
                                          news stories written by our staff of
                                          journalists, as well as reports on
                                          the business of practice
                                          administration and summaries of
                                          current consumer health issues of
                                          interest to patients
------------------------------------------------------------------------------
  Continuing medical education, or CME  - Provides access to over 700 accredited CME courses free of charge
                                          in a variety of specialty areas and
                                          allows physicians to track their CME
                                          credits against state and
                                          association requirements
------------------------------------------------------------------------------
  Medical community                     - Allows physicians to share ideas
                                          with colleagues in peer forums and
                                          daily polls
                                        - Provides news from over 50 medical,
                                          educational and government
                                          associations and organizations and
                                          links to other useful web sites
                                        - Provides information on the latest
                                          medical meetings
------------------------------------------------------------------------------
  Medical library                       - Offers access to our online version
                                          of the Scientific American Medicine
                                          medical reference
                                        - Provides searchable access to
                                          comprehensive physician journals and
                                          newsletters from well-recognized
                                          sources, including access to:
                                        - over 9 million abstracts from
                                          medical journals available in the
                                          National Library of Medicine's
                                          MEDLINE database
                                        - a medical dictionary
                                        - Clinical Pharmacology drug database
                                        - Provides access to disease-specific
                                          information about diagnoses and
                                          treatment
                                        - Offers access to audio clips and
                                          archives of interviews with medical
                                          experts
------------------------------------------------------------------------------
  Career center                         - Allows physicians to search, apply
                                          for and post permanent and temporary
                                          job positions and provides access to
                                          a variety of career-related
                                          resources, such as state licensure
                                          guidelines and relocation
                                          information
------------------------------------------------------------------------------

CONTENT OR SERVICE                                     FEATURES
  For your patients                     - Provides access to patient education
                                          databases and interactive, animated
                                          patient presentations that explain
                                          common health conditions and
                                          diseases
------------------------------------------------------------------------------
  Secure mail                           - Allows physicians to send and
                                          receive e-mail, including sending
                                          encrypted messages to other
                                          subscribers
                                        - Supports other optional WebMD
                                          Practice services, including clinical
                                          reports and dictation and
                                          transcription services
------------------------------------------------------------------------------
  Practice enhancements                 - Allows physicians or practices to
                                          create their own customized web site,
                                          including information such as e-mail
                                          address, office hours, telephone
                                          numbers, office locations and
                                          directions, hospital affiliations
                                          and links to patient education
                                          information
                                        - Provides access to a fee schedule
                                          analyzer, which allows physicians to
                                          compare their fees with
                                          reimbursement rates in their
                                          specific geographic market
------------------------------------------------------------------------------
  Purchasing                            - Provides online access to ordering
                                          of medical and surgical supplies and
                                          medical textbooks
------------------------------------------------------------------------------
  World news and sports                 - Provides access to news and sports
                                          information from CNN, Fox News and
                                          Fox Sports, The New York Times and
                                          CBS Sportsline
------------------------------------------------------------------------------
  Finance and leisure                   - Provides convenient access to
                                          financial services and products,
                                          including stock information and
                                          insurance at discounted rates, as
                                          well as non-medical information that
                                          may be of interest to physicians
------------------------------------------------------------------------------
  Healthcare organizations              - Provides links to web sites of our
                                          hospital and integrated delivery
                                          network partners for which we have
                                          enrolled a minimum number of
                                          affiliated physician subscribers
------------------------------------------------------------------------------

     Our current base subscription fee for WebMD Practice is $29.95 per month, typically for a 12-month service period. Most of our subscription revenues consist of WebMD Practice subscriptions for physicians paid for by Microsoft Corporation and E.I. du Pont de Nemours and Company. For a more complete description of these sponsorships, see the section entitled
"Business -- Strategic relationships."

     In addition, our administrative services and clinical services available on WebMD Practice provide physicians online access to our Internet-enabled transaction services for additional transaction or monthly fees. Subscribers can currently utilize the following transaction services on WebMD Practice:

     - administrative services, including claims processing, eligibility verification and referrals and authorizations

     - clinical information services, including Dx and Clinical Reports through some of our laboratory strategic partners

     For a more complete description of these services, see the section entitled "Transaction services."

     WebMD Practice also provides physicians access to the following optional services for additional transaction or one-time implementation fees:

     - dictation and transcription services, which provide physicians with electronic delivery and accessibility of transcribed reports dictated via the telephone

     - WebMD OnCall, which offers physician-only answering services that utilize experienced professionals to assist both physicians and patients during physicians' off hours

     - coding compliance monitor, which allows physicians to compare their coding practices against peer group benchmarks and payer standards

     - Virtual Receptionist, which integrates web-based communication and information services, including, e-mail, voice mail and fax messaging, paging, conference calling, long distance and active message notification

     - additional CME courses available through our strategic partners

     We have not generated significant revenue from these optional services to date.

     WebMD Health. Consumers have free online access to multiple areas on WebMD Health, including:

CONTENT OR SERVICE                                     FEATURES
  Today's news                          - Offers original, daily health and
                                          wellness news articles written by
                                          our staff of journalists
------------------------------------------------------------------------------
  WebMD live events                     - Offers daily scheduled live chat
                                          events with healthcare experts and
                                          celebrity guests discussing relevant
                                          health issues, with archives from
                                          each show added to our searchable
                                          database
------------------------------------------------------------------------------
  Member to member                      - Provides access to chat rooms,
                                          message boards and posted member
                                          columns focused on chronic health
                                          conditions and relevant health
                                          topics
------------------------------------------------------------------------------
  Living better                         - Offers access to original content
                                          covering various wellness topics,
                                          including diet and nutrition and
                                          emotional wellness
------------------------------------------------------------------------------
  Condition centers                     - Provides access to over 50 support
                                          communities allowing consumers to
                                          share experiences and exchange
                                          information with other members with
                                          their health condition or concern
------------------------------------------------------------------------------
  Sports and fitness                    - Offers access to information
                                          relating to recreational fitness
                                          activities and sports medicine
                                          topics
------------------------------------------------------------------------------
  Find a physician                      - Allows consumers to search for a
                                          physician, dentist, mammography or
                                          maternity center in their area
------------------------------------------------------------------------------
  Resource center                       - Provides information on emergencies,
                                          medical associations and government
                                          agencies
                                        - Allows consumers to research
                                          features of their health plan
------------------------------------------------------------------------------

CONTENT OR SERVICE                                     FEATURES
  Health-E-Meters                       - Provides access to interactive tools
                                          to assess or demonstrate health
                                          topics, including an ovulation
                                          calendar, weight gain estimator,
                                          kid's height predictor, dessert
                                          wizard and target heart rate
                                          calculator
-------------------------------------------------------------------------------
  Medical library                       - Provides searchable access to
                                          easy-to-read health and wellness
                                          content, including:
                                        - clinical trials and research study
                                          information
                                        - drug and herb references from
                                          Clinical Pharmacology and Physician's
                                          Desk Reference
                                        - an overview of health topics
                                          currently in the news
                                        - articles in our self-care advisor
                                        - our ask our experts service, where
                                          consumers can post their health
                                          questions for our physicians
                                        - health topics A-Z, an alphabetical
                                          listing of articles on specific
                                          health conditions and concerns
                                        - a medical encyclopedia
                                        - a patient's guide to medical tests
                                        - interactive, animated presentations
                                          that explain common health conditions
                                          and diseases
-------------------------------------------------------------------------------
  MyHealthRecord                        - Allows members to establish and
                                          maintain a record of their family's
                                          health in a single, secure place
                                        - Allows members to print out health
                                          reports and medical emergency
                                          identification cards for their
                                          family
-------------------------------------------------------------------------------
  Shopping                              - Allows consumers access through our
                                          online e-commerce strategic partners
                                          to:
                                        - fill pharmacy prescriptions and
                                          purchase a wide range of health,
                                          beauty and wellness products
                                        - purchase sports and fitness
                                          equipment
-------------------------------------------------------------------------------
  E-Newsletters                         - Allows consumers to receive e-mail
                                          newsletters on general health and
                                          personalized newsletters targeted to
                                          their health concerns
-------------------------------------------------------------------------------

     In addition, our quick search feature offers site-wide search capability, which allows subscribers to target and sort their searches against sections within WebMD Practice and consumers to target and sort their searches against sections within WebMD Health.

     Our web site also provides physicians and consumers with access to content provided by some of our strategic sponsors. This content is located in a separate area on WebMD Practice and WebMD Health and is identified as sponsor content so our users will not confuse it with our original content.

     Our editorial and production team, currently consisting of over 100 individuals, includes board-certified physicians, Masters and Ph.D. level medical editors, writers, illustrators and reporters who produce our original, daily medical news from our national news center in Atlanta, Georgia, with a bureau located in the National Press Building in Washington, D.C. We have assembled a medical advisory board, which consists of expert representatives from different specialties, who advise us on current news content topics.

STRATEGIC RELATIONSHIPS

     In the ordinary course of our business, we enter into strategic relationships with leading online and media distribution and healthcare partners. We believe that our strategic relationships will enable us to enhance our brand, increase the number of transactions processed over our platform, generate traffic on our web site and capitalize on additional distribution and revenue opportunities.

     Our principal strategic relationships with parties that are currently related to us or were related to us in 1999 are described below.

       Microsoft. We have entered into a five-year strategic alliance with Microsoft which provides that:

     - We distribute our content and services over MSN, MSNBC and WebTV. We develop, host, maintain on our servers and provide all of the content for the health channels on MSN, MSNBC and WebTV. We consider ourselves to essentially be the exclusive provider of health-related content and services on MSN because a minimum of 80% of all health-related content and services on MSN must be derived from the MSN health channel which is developed, hosted and maintained by us. Microsoft may reduce this amount to 50%, however, if WebMD Health does not maintain specified consumer health web site rankings or if the MSN health channel does not maintain a certain number of average page views per unique user per month, as determined by Media Metrix. In addition, we have agreed to promote each others' services in the following manner:

        - Microsoft must maintain a link to the MSN health channel from MSN.com's home page.

        - Microsoft must provide a joint credit promoting us on each page of the MSN health channel.

        - We must maintain a link from all pages of WebMD Health to MSN.com's home page.

        - Microsoft has agreed to promote the MSN health channel in a manner equivalent to all major MSN topic specific offerings and in this regard has committed to provide at least 125.0 million impressions per year to promote the health channel from its house advertising inventory.

        - Each party has committed to spend $50.0 million to co-market our services over the first two years of our alliance.

         We have agreed to pay Microsoft an aggregate of $162.0 million in carriage fees over the term of our alliance, $4.0 million of which we recognized as sales and marketing expense in 1999, for the distribution of our consumer health content and services on Microsoft's health channels. The carriage fees are payable as follows:

YEAR                                                           AMOUNT
----                                                           ------
1.........................................................  $29.0 million
2.........................................................   31.5 million
3.........................................................   34.0 million
4.........................................................   32.5 million
5.........................................................   35.0 million

         We incurred a nominal amount of web site development costs associated with these health channels, which was expensed as incurred.

         In connection with our strategic alliance, WebMD issued Microsoft a warrant to purchase shares of its common stock, which we assumed in our merger with WebMD. This warrant now represents the right to purchase 13,676,389 shares of our common stock and has an exercise price of $30.16. We have accounted for the acquisition of our rights under the Microsoft alliance by having the relationship independently valued in connection with accounting for our merger with WebMD. This value is recorded as "prepaid content and services -- related parties." We amortize this cost over the remaining term of the alliance on a straight line basis, which is approximately 4.5 years at December 31, 1999.

     - We receive advertising and e-commerce revenue from Microsoft's health channels. Microsoft must pay us 100% of net revenue from banner and other advertising and e-commerce transactions generated on the health channels or advertising that Microsoft places on our web site each year during the term until we have received an amount equal to that portion of the $162.0 million carriage fee that was payable during that year. Microsoft has guaranteed that we will receive at least the following amounts during each year of the term:

YEAR                                                        MINIMUM AMOUNT
----                                                        --------------
1.........................................................  $22.5 million
2.........................................................   22.5 million
3.........................................................   20.0 million
4.........................................................   17.5 million
5.........................................................   17.5 million

         Each year, after we have received advertising equal to that portion of the $162.0 million carriage fee that was payable during that year, Microsoft will share 50% of any additional revenue with us. We pay Microsoft a 25% commission on that portion of the revenue received up to the annual guaranteed minimum amount for its services in selling and placing advertising on the Microsoft health channels or our web site either directly or through its agents.

         We recognize this advertising revenue when we are notified by Microsoft that the advertisements have been placed on the health channels and billed by Microsoft, not based on the guaranteed minimum payments. In 1999, we recognized approximately $1.6 million of revenue from advertising generated from Microsoft's health channels, which was recorded net of the commissions due to Microsoft and is included as "service revenue from related parties."

         Microsoft is entitled to satisfy its guaranteed minimums by purchasing or placing advertising on our web site. We have agreed to make sufficient advertising space available to Microsoft for this purpose. We will recognize revenue only from third-party advertising placed by Microsoft on our web site, and we did not recognize any of this type of revenue in 1999. Payments received from Microsoft in satisfaction of its guaranteed minimums will reduce the carrying amount of "prepaid content and services -- related parties." We did not reduce the carrying amount of this item at December 31, 1999 because the first year of the term of our alliance does not end until May 2000, and we could not determine the amount, if any, that Microsoft would pay relating to its guaranteed annual minimum.

     - Microsoft pays us for physician subscriptions to WebMD
       Practice. Microsoft will sponsor up to 5.0 million subscriber months of physician subscriptions to WebMD Practice over the term of our alliance. These sponsored subscriptions are subject to specified annual maximum amounts and require Microsoft to pay us $29.95 per month, less a $5 per month commission that we must pay to Microsoft or any third party that places the subscription for Microsoft. In order to recognize subscription revenue from Microsoft, we must place a subscription with a physician through our own sales force or through one of our distributors, enroll the physician and connect them to WebMD Practice. Subscription agreements are entered into between us and the physician and have a term of at least one year. We have committed to make available training funds of $50 for each Microsoft-sponsored subscriber and have expensed these training costs as incurred as they are typically performed at the time of subscriber enrollment. If a physician with a Microsoft-sponsored subscription fails to access WebMD Practice at least once every four months, then Microsoft will no longer be required to pay us for this subscription, and we are allowed to replace this subscriber with another physician.

         In 1999, we recognized approximately $1.8 million in revenue for subscriptions sponsored by Microsoft, which was recorded net of the commissions due Microsoft and is included in "service revenue from related parties."

     - We will share with Microsoft advertising and e-commerce revenue from Microsoft- and DuPont-sponsored physician subscriptions to WebMD Practice. We will share with Microsoft 50% of net revenue from banner and other advertising generated by subscriptions to WebMD Practice paid for by either Microsoft or DuPont until Microsoft has received the amount it has expended for its sponsored subscriptions. Thereafter, we will share 25% of this revenue with Microsoft. We will also share with Microsoft 15% of net revenue from e-commerce transactions and optional services not included in the basic subscription to WebMD Practice, including net revenue from our Internet-based transaction services on WebMD Practice, that are generated from these Microsoft-sponsored and DuPont-sponsored subscriptions. We will recognize e-commerce revenue when a subscriber of WebMD Practice utilizes our Internet-based transaction services or purchases goods or services through our web site. We will recognize revenue from our optional services when a subscriber utilizes one or more of these services for fees in addition to the base subscription fees for WebMD Practice. In 1999, we did not recognize any of these types of revenue that we were required to share with Microsoft.

     - We will share with Microsoft transaction revenue generated by Microsoft's health channels. We will share with Microsoft 15% of net revenue from the fees we receive from our healthcare transaction services generated from the Microsoft health channels. To date, we have not recognized any transaction fees from the Microsoft health channels.

     - Other terms of our strategic alliance with Microsoft. Our strategic alliance with Microsoft also provides that:

      - We will use Microsoft operating systems and other technologies, including Microsoft Windows, Microsoft Office, Microsoft BackOffice, Microsoft Commerce Server and Microsoft Visual Studio, to operate and maintain the health channels and our web site.

      - We will promote Microsoft and Microsoft-authorized independent software vendors in a healthcare technology sector of our web site and integrate the applications of the independent software vendors for transaction processing on WebMD Practice.

      - Microsoft and its affiliates will be the sole providers of some non-healthcare related content and services on our web site and the sole provider of Internet access to those WebMD Practice subscribers who purchase Internet access from us.

      - We will not provide health-related content or services to, or license co-branded or third party-branded web sites with, specified entities, including some Internet and healthcare companies, without Microsoft's consent in some cases, or without providing Microsoft with notice and offering the same content or services on the health channels or allowing Microsoft to provide its products or services on the web site in other cases.

      - Microsoft can terminate our strategic alliance for a limited period of time after the announcement of our intent to build or acquire specified types of healthcare software applications if we cannot identify and resolve conflicts that may arise as a result of these acquisitions with Microsoft.

     We recently began discussions with Microsoft regarding the operating platforms and other technologies that would be utilized by Medical Manager and CareInsite following our completion of these pending acquisitions. We have agreed with Microsoft that for a 60-day period following our acquisitions of Medical Manager and CareInsite we will work with Microsoft to identify and resolve any conflicts that we may have as a result of these acquisitions.

     Microsoft has agreed to vote its shares in favor of our acquisitions of Medical Manager and CareInsite. Moreover, we believe that the 60-day period following the acquisitions provides ample time to resolve the details of our relationship with Microsoft as it pertains to the software businesses of Medical Manager and CareInsite. However, if we cannot resolve any potential conflicts with Microsoft after the closing of these acquisitions, Microsoft could terminate our strategic alliance. If Microsoft terminates our relationship, we would seek to replace it with a comparable one. If Microsoft terminates its strategic alliance with us and we are unable to replace it with a comparable relationship on terms as favorable to us as the Microsoft relationship, the termination could result in a material reduction in our subscription and advertising revenue.

     Microsoft is one of our principal stockholders and is entitled to designate one member of our board of directors.

     News Corporation. We have entered into various agreements in connection with our strategic alliance with News Corporation and its affiliates. Affiliates of News Corporation beneficially own approximately 10.5% of our common stock outstanding as of March 1, 2000, assuming conversion of all their preferred stock into common stock as of that date. For more information regarding our strategic alliance with News Corporation, see "Business -- Recent events."

     SmithKline Labs. SmithKline Labs, which was recently acquired by Quest Diagnostics, has agreed to promote us as its preferred vendor for laboratory electronic connectivity services under December 1997 and January 1999 service agreements which are effective through December 2002 and January 2004, respectively. We provide lab order and results to SmithKline Labs' providers through our SCAN product and teleprinter services, as well as our Internet-enabled Dx product. Although SmithKline Beecham was one of our principal stockholders during 1999, its holdings no longer constitute more than 5% of our common stock.

     UnitedHealth Group. UnitedHealth Group has agreed to utilize us as its preferred vendor of EDI services, through our ProviderLink and WebMD Practice products, to UnitedHealth Group's managed care providers and customers over the five-year term of our agreement. We receive a monthly fee for each user site enrolled and a fee per transaction for EDI and transaction processing services. This agreement superceded our prior agreement with UnitedHealth Group. Dr. William McGuire, Chief Executive Officer and Chairman of UnitedHealth Group, was one of our directors until his resignation in January 2000.

     DuPont. DuPont has agreed to sponsor an aggregate of approximately 6.15 million subscriber months of WebMD Practice for physicians over the five-year term of our alliance and provide life sciences content to WebMD.com. We share advertising, carriage fees and e-commerce revenues with DuPont generated from our web site ranging from 15% to 50%, depending on the type of revenue. Although DuPont was one of our principal stockholders immediately after the WebMD merger, its holdings no longer constitute more than 5% of our common stock.

     In addition, we have entered into strategic alliances with portals and other web sites to broaden distribution of our WebMD Health consumer content and to provide us with e-commerce revenue opportunities. Through these relationships, our content is available on co-branded web sites, channels on our strategic partners' web sites or direct links from each others' web sites. We are often the exclusive or preferred provider of consumer healthcare-related content on our strategic partners' health channels over terms ranging from three to five years. These partners have typically agreed to provide us with a guaranteed minimum number of impressions and to share net advertising revenues generated by these health channels with us in exchange for our payment of carriage fees over the terms of the agreements. In addition, our e-commerce strategic partners typically agree to share e-commerce revenues generated by co-branded web sites with us over the terms of these agreements. Our agreements with our online and media partners generally provide for co-branding of each others' services, which may include online and offline branding, such as television, newspaper, magazine, radio and in-store advertising.

     We intend to continue to evaluate and enter into additional strategic relationships with both publicly owned and privately held companies in the ordinary course of our business and we may, as we have in the past, make investments in or issue our securities to some of our strategic partners in connection with these relationships. Although we view our strategic relationships as a key factor in our overall business strategy, our strategic partners may not view their relationships with us as significant to their own business and may reassess their commitment to us in the future.

SALES AND MARKETING

     Our national sales force targets significant potential customers in each market segment by region. We market our services through direct sales contacts, participation in trade shows, articles in industry publications and by leveraging our existing customer base. We support our sales force with technical and sales support personnel. As of December 31, 1999, we employed 275 employees in sales and marketing.

     In addition, we utilize the sales and marketing organizations of our strategic partners. For example, we have entered into agreements with practice management service and other healthcare solution vendors to integrate our services with their applications and leverage their existing customer bases of providers and payers. We have begun these integration efforts and expect to begin deploying these services in the third quarter of 2000. We believe that these alliances will enable us to more rapidly deploy our services to physicians and increase our transaction volume.

     We are currently engaged in a significant branding and advertising campaign to increase awareness of the WebMD brand as a trusted and comprehensive source of healthcare information and services on the web. We use a combination of print, online, television and radio advertising and other marketing and promotional efforts aimed at defining a desirable online destination for physicians and consumers, attracting new customers, increasing traffic on our web site and developing additional revenue opportunities. We promote our services through traditional print media, including trade journals, newspapers and magazines targeted at healthcare professionals and participate in trade shows, conferences and speaking engagements as part of our ongoing public relations program. In addition, we have entered into several strategic alliances to promote the WebMD brand online and offline with leading online distribution partners and traditional media companies. In addition, we will re-launch The Health Network, a health-focused cable television network, as WebMD TV in connection with our strategic alliance with News Corporation. We plan to continue to allocate significant resources to marketing our services.

CUSTOMER SUPPORT

     We believe that a high level of customer support is necessary to attract and retain customers. We provide a wide range of customer support through a staff of customer service personnel, multiple call centers and an e-mail help desk. We also offer web-based support services that are available 24 hours a day, seven days a week, as well as toll-free telephone support to our physician customers from 8:00 a.m. to 8:00 p.m., Eastern time, Monday through Friday. We also employ technical support personnel who work directly with our direct sales force and customers. As of December 31, 1999, we employed 500 employees and independent contractors in customer support functions, including network services, provider services and customer support services.

OUR PLATFORM

     Our platform is a distributed application framework, combined with software tools that are designed to ensure security, scalability, availability, reliability and manageability, on which transaction-intensive applications can be delivered over the Internet or over other distributed environments. Our platform is deployed on a server complex at our data center in Santa Clara, California, with additional operations in three other facilities in the U.S., which consists of SUN Solaris, Stratus and Windows NT servers in a fault tolerant configuration and redundant or fault tolerant network components. Our platform features:

     Security. Our platform is designed to ensure the privacy and integrity of data and communications by using a combination of security methodologies to provide multiple lines of defense. All Internet communications between us and our users employ the Secure Sockets Layer protocol. In addition, we utilize server digital certificates and username and password schemes to authenticate users. Each user has a unique user identification and has one or more roles that define the types of functionality and data access available. All of our applications record logging information, creating an audit trail, and protect privacy by encrypting sensitive data. We also use a multi-layered firewall complex to secure our network infrastructure. In addition, network vulnerability scanners are used on a regular basis to actively monitor security status. Our physical security systems at our Santa Clara facility consist of comprehensive physical controls and multi-layered authentication, dual-level access points and multiple alarm systems.

     Scalability. Our platform utilizes CORBA-based middleware, which enables a highly scalable distributed applications infrastructure and enables an application to run simultaneously on multiple host systems, allowing for large numbers of simultaneous users while at the same time optimizing network performance and resource utilization. In addition, our platform has been designed to transparently deploy new services and hardware while existing applications remain operational. Finally, our platform reduces communications bottlenecks resulting from limited numbers of connections to database servers through intelligent management of database connections and object caches that reduce the need to query database servers for frequently used data.

     Rapid application development and integration. Our platform is designed to enable rapid application development and integration. It supports object-oriented programming, which accelerates the design process through object reuse. We maintain a comprehensive set of object libraries, called core services, that allows developers to build complex applications rapidly. Our platform also allows applications developed by third parties to be deployed with relative ease. The platform interfaces with legacy systems by accepting industry standard ANSI X.12 and HL7 electronic data interchange formats.

     High availability. Our platform architecture is designed to ensure high availability through the replication of applications and other software services, failure detection and automatic restart of failed services and applications. Running multiple copies of a service or application removes any single point of failure within the system and ensures that at least some copies of a service will be available while others may have failed. In addition, the servers that host our applications are duplicated to provide redundancy. We use duplicate fiber optic cable connections to Sprint and MCI/WorldCom to ensure highly available access to the Internet. Our platform uses a mix of fault-tolerant hardware, redundant equipment and back-up power systems.

     Manageability. Our management framework provides a single image view of all of our services, thus simplifying administration in a distributed environment. Our services can be managed from a web-based management station. Our management and administration framework monitors service performance and generates event notifications of system abnormalities.

     Disaster recovery plans. Although we believe our operations facilities are highly resistant to systems failure and sabotage, we have developed, and are in the process of implementing, a disaster recovery and contingency operations plan. In addition, all of our services are linked to advance storage systems that provide data protection through techniques such as replication. We also maintain on-site backup power systems.

     Audits. Our information technology department periodically performs, and retains accredited third parties to perform, audits of its operational procedures under both internally developed audit procedures and externally recognized standards.

DEVELOPMENT AND ENGINEERING

     We have developed internally and acquired through acquisitions our applications and services. We will also continue to work closely and engage in joint development efforts with some of our strategic partners. We have several significant projects currently in development. These projects include the continued enhancement of our platform architecture, the development of our ProviderWorks product, the integration of our services with Medic's practice management systems applications, and the continued integration of ActaMed's and MedE America's platform, network and transaction services. As of December 31, 1999, we employed 900 employees in development and engineering.

     Our development and engineering expense, which excludes development expenses included in cost of operations, totaled $29.7 million in 1999, $19.0 million in 1998 and $12.3 million in 1997. We believe that timely development and deployment of new and enhanced applications and technology is necessary to remain competitive. Accordingly, we intend to continue to make investments in development and engineering and to recruit and hire experienced development personnel. However, we cannot guarantee that we will be successful in developing and deploying new applications and services that respond to competitive and technological developments and changing customers needs.

COMPETITION

     The market for healthcare information services is intensely competitive, rapidly evolving and subject to rapid technological change. Many of our competitors have greater financial, technical, product development, marketing and other resources than we have. These organizations may be better known and have more customers than we have. Many of our competitors have also announced or introduced Internet strategies that will compete with our applications and services. We may be unable to compete successfully against these organizations.

     We have many competitors, including:

     - healthcare information software vendors

     - healthcare electronic data interchange companies

     - large information technology consulting service providers

     - online services or web sites targeted to the healthcare industry, physicians and healthcare consumers generally

     - publishers and distributors of traditional offline media, including those targeted to healthcare professionals, many of which have established or may establish web sites

     - general purpose consumer online services and portals and other high-traffic web sites which provide access to healthcare-related content and services

     - public sector and non-profit web sites that provide healthcare information without advertising or commercial sponsorships

     - vendors of healthcare information, products and services distributed through other means, including direct sales, mail and fax messaging

     We expect that major software information systems companies and others specializing in the healthcare industry will offer competitive applications or services. Some of our customers and strategic partners may also compete with us. Our reputation and brand name could be adversely affected if we experience difficulties in introducing new services, if our services are not accepted by physicians or consumers, if we are required to discontinue existing services or if our services do not offer desirable features or function properly.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

     Our business is and will continue to be subject to government regulation. Existing and new laws and regulations could adversely affect our business. Laws and regulations may be adopted with respect to the Internet or other online services covering issues such as:

     - user privacy and patient confidentiality

     - pricing

     - content

     - copyrights and patents

     - distribution

     - characteristic and quality of products and services

     We cannot predict whether these laws will be adopted and how they will affect our business.

  Regulation regarding privacy and patient confidentiality

     Internet user privacy has become an issue both in the U.S. and abroad. Whether and how existing privacy or consumer protection laws in various jurisdictions apply to the Internet is uncertain and may take years to resolve. Any legislation or regulations of this nature could affect the way we conduct our business, particularly in our collection or use of personal information, and could harm our business. Further, activities on or using the Internet have come under increased scrutiny, including increased investigation in the healthcare arena by the Federal Trade Commission and heightened media attention.

     Similar to many other Internet healthcare companies, we have recently received a request for information from the FTC concerning our web site privacy policies and practices. While we believe we are in compliance with all applicable laws, all third party contractual commitments and our published privacy commitments, government inquiries such as this inquiry can divert management's attention from other matters and create unfavorable publicity.

     Numerous state and federal laws govern the collection, dissemination, use, access to and confidentiality of patient health information. Many states have laws and regulations that protect the confidentiality of medical records or medical information. In addition, the federal Department of Health and Human Services has proposed regulations implementing the Health Insurance Portability and Accountability Act of 1996, or HIPAA, concerning standards for electronic transactions, security and electronic signatures and privacy of individually identifiable health information. The proposed regulations, among other things, would require companies to develop security standards for all health information that is used electronically. The proposed regulations would impose significant obligations on companies that send or receive electronic health information. The application of these laws to the personal information we collect could create potential liability under these laws. We have designed our services to comply with these proposed regulations. However, we cannot predict when these proposed regulations will be finalized and whether they will be changed before they are finalized. Any changes could cause us to use additional resources to revise our platform and services.

     Additional legislation governing the distribution of medical records exists and has been proposed at both the state and federal levels. We will be subject to extensive regulation relating to the confidentiality and release of patient records, and it may be expensive to implement security or other measures to comply with new legislation and final regulations. Further, we may be restricted or prevented from maintaining or delivering patient records electronically. Such a restriction may have an adverse effect on our business.

  Federal and state regulation of healthcare relationships

     There are federal and state laws that govern patient referrals, physician financial relationships and inducements to beneficiaries of federal healthcare programs. The federal Anti-Kickback Law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. The Anti-Kickback Law is broad and may apply to some of our activities. Penalties for violating the Anti-Kickback Law include imprisonment, fines and exclusion from participating, directly or indirectly, in Medicare, Medicaid and other federal healthcare programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. We carefully review our practices with regulatory experts to ensure that we comply with all applicable laws. However, the laws in this area are both broad and vague and it is often difficult or impossible to determine precisely how the laws will be applied, particularly to new services such as ours. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate certain portions of our business.

     We currently provide billing services and intend to provide repricing services to providers and, therefore, may be subject to state and federal laws that govern the submission of claims for medical expense reimbursement. These laws generally prohibit an individual or entity from knowingly presenting or causing to be presented a claim for payment from Medicare, Medicaid or other third party payers that is false or fraudulent, or is for an item or service that was not provided as claimed. These laws also provide civil and criminal penalties for noncompliance. We have designed our current transaction services and will design any future services to place the responsibility for compliance with these laws on our customers. However, we cannot guarantee that state and federal agencies will regard billing errors processed by us as inadvertent and not in violation of these laws.

  Regulation by the Food and Drug Administration

     Some computer applications and software are considered medical devices and are subject to regulation by the United States Food and Drug Administration, or the FDA. FDA regulations are broadly worded and its guidance in these areas is outdated, leaving uncertainty in how these regulations apply. We have attempted to design our services so that our computer applications and software are not considered to be medical devices. However, the FDA may take the position that our services are subject to FDA regulation. In addition, we may expand our services in the future to areas that subject us to FDA regulation. We have no experience in complying with FDA regulations. We believe that complying with FDA regulations may be time-consuming, burdensome and expensive and could delay our introduction of new applications or services.

  Regulation of transaction services

     State and federal statutes and regulations governing transmission of claims may affect our operations. For example, Medicaid rules require certain processing services and eligibility verification to be maintained as separate and distinct operations. We believe that our practices are in compliance with applicable state and federal laws. These laws, though, are complex and changing, and the government may take positions that are inconsistent with our practices.

  Professional regulation

     The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine, which is referred to as the prohibition against the corporate practice of medicine. We have attempted to structure our web site, strategic relationships and other operations to avoid violating these state licensing and professional practice laws. A state, however, may determine that some portion of our business violates these laws and may seek to have us discontinue those portions or subject us to penalties or licensure requirements. We employ and contract with physicians who provide only medical information to consumers, and we have no intent to provide medical care or advice. We do not maintain professional liability insurance because we believe we are not a healthcare provider. Any determination that we are a healthcare provider and acted improperly as a healthcare provider may result in liability for which we are not insured.

INTELLECTUAL PROPERTY

     We rely upon a combination of patent, trade secret, copyright and trademark laws, license agreements, confidentiality procedures, employee and client nondisclosure agreements and technical measures to protect our intellectual property.

     We have several trademarks in the U.S. and internationally. We have applied for federal registration of our service marks "WebMD," "Web-MD," "Health has a Homepage," "WebMD Practice," "WebMD Health," "Healtheon" and "WebMD OnCall," among others. Our Web-MD application was published in the U.S. Patent and Trademark Office Official Gazette on February 22, 2000. Any party interested in opposing registration of our Web-MD mark will have 30 days from publication to file either a notice of opposition or a request for extension of time to file opposition. If no such document is timely filed, our Web-MD application should mature to registration in due course. Our WebMD application is being prosecuted, and we anticipate that a second office action will be received in the next three months. We have also applied for registration of the service marks WebMD and Health has a Homepage, among others, in approximately 75 foreign jurisdictions. Although some of these applications have matured to registration, we cannot guarantee that any of the remaining applications will do so. In any jurisdiction where common law rights are acquired by being the first entity to adopt, use and continue to use a particular mark in connection with certain goods or services, we will be able to assert our common law rights against any third-party infringer until such time as we can also assert our national registration, if at all. In addition to our service mark applications, we have also registered the domain name "webmd.com" and numerous other domain names that either are or may be relevant to conducting our business. Our inability to protect our marks adequately would hurt us in establishing and maintaining our brand.

     We also rely on a variety of intellectual property rights that we license from third parties, including our Internet server software and healthcare content used on our WebMD web site. These third party licenses may not continue to be available to us on commercially reasonable terms. Our loss of or inability to maintain or obtain upgrades to any of these licenses could significantly harm us. In addition, because we license a majority of our content from third parties, our exposure to copyright infringement actions may increase because we must rely upon such parties for information as to the origin and ownership of such licensed content.

     The steps we have taken to protect our proprietary rights may not be adequate, and we may not be able to secure trademark or service mark registrations for marks in the U.S. or in foreign countries. Third parties may infringe upon or misappropriate our copyrights, trademarks, service marks and similar proprietary rights. In addition, effective copyright and trademark protection may be unavailable or limited in many foreign countries, and the global nature of the Internet makes it impossible to control the ultimate destination of our services. It is possible that competitors or others will adopt product or service names similar to our names, which could impede our efforts to build brand identity and possibly lead to customer confusion. Moreover, because domain names derive value from the individual's ability to remember such names, our domain name will lose its value if, for example, users begin to rely on mechanisms other than domain names to access online resources. Our inability to protect our marks and domain names adequately would hurt our ability to establish our brand. In the future, litigation may be necessary to enforce and protect our trade secrets, copyrights and other intellectual property rights. Litigation would divert management resources and be expensive and may not effectively protect our intellectual property.

     Substantial litigation regarding intellectual property rights exists in the software industry, and we expect that software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry grows and the functionality of products overlaps. Although we believe that our products do not infringe on the intellectual property rights of others, we cannot assure that such a claim will not be asserted against us in the future, or that a license or similar agreement will be available on reasonable terms in the event of an unfavorable ruling on any such claim.

     We have several patents covering our software technology. Due to the nature of our application software, we believe that patent protection is less significant than our ability to further develop, enhance and modify our current services and products. However, any infringement or misappropriate of our proprietary software and databases could disadvantage us in our efforts to attract and retain customers in a highly competitive market and could cause us to lose revenues or incur substantial litigation expense. Moreover, in recent years, there have been a large number of patents issued in general and numerous patents issued related to Internet business methods. While we are unaware of any that would impact our ability to conduct our business, defense of a patent infringement claim against us could divert management and monetary resources and an adverse judgment in any such matter may negatively impact our ability to conduct our business in the manner we desire.

EMPLOYEES

     As of December 31, 1999, we employed a total of 1,825 employees and independent contractors, of whom 500 were employed in customer, network and provider services, 900 were employed in development and engineering, 275 were employed in sales and marketing and 150 were employed in administrative, financial, legal, human resources and executive functions. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We believe our relationship with our employees is good.

ITEM 2.  PROPERTIES

     We maintain two principal executive offices, our corporate headquarters located in Atlanta, Georgia and our technology headquarters located in Santa Clara, California. We lease our Atlanta office consisting of an aggregate of approximately 63,000 square feet of space pursuant to leases which expire in February 2002 and November 2004. We lease our Santa Clara office, which shares approximately 50,000 square feet of space with some of our development and network operations, pursuant to a lease which expires in March 2008.

     The following chart summarizes some of our additional facilities:

                               APPROXIMATE            OWNED/LEASED
LOCATION                     SQUARE FOOTAGE       AND EXPIRATION DATE              OPERATIONS
--------                    -----------------    ----------------------      -----------------------
Twinsburg and Bethel, Ohio  50,000 aggregate     Owned                       Primary medical and
                                                                             pharmacy data center
Minneapolis, Minnesota      50,000               Leased -- April 2006        Sales, engineering and
                                                                             support operations
Atlanta, Georgia            41,000               Leased -- July 2001         Sales, development and
                                                                             network operations

     We believe that our existing facilities and offices are adequate for our current operations.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, we may be a party to legal proceedings incidental to our business. We do not believe that any of these proceedings will have a material adverse effect on our business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At our annual meeting of stockholders held on November 11, 1999, our stockholders voted with respect to the following matters:

     - To approve the issuance of 1.796 shares of our common stock for each share of outstanding WebMD common stock in the merger of WebMD with and into a wholly owned subsidiary of Healtheon/WebMD. By voting in favor of the WebMD merger, stockholders also voted to elect the following as directors of Healtheon/WebMD upon consummation of the WebMD merger: W. Michael Long, James H. Clark, L. John Doerr, William W. McGuire, M.D., Jeffrey T. Arnold, Eric J. Gleacher, William P. Payne, U. Bertram Ellis, Jr. and Laura Jennings

Votes for:                                         59,744,532
Votes against:                                        119,367
Abstentions:                                           29,908
Broker non-votes:                                     804,998

     - To approve an amendment to our certificate of incorporation to change our corporate name from Healtheon Corporation to Healtheon/WebMD Corporation and to increase the authorized number of shares of common stock from 150,000,000 to 600,000,000 shares, in each case if the WebMD merger was completed

Votes for:                                         59,466,154
Votes against:                                      1,207,833
Abstentions:                                           24,818
Broker non-votes:                                           0

     - To elect James H. Clark, L. John Doerr and C. Richard Kramlich as Class I directors to serve three year terms ending in 2002, such election to be effective in the event that the WebMD merger did not close before December 16, 1999

Votes for James H. Clark:                          60,661,234
Votes against James H Clark:                           37,571
Votes for L. John Doerr:                           60,661,234
Votes against L. John Doerr:                           37,571
Votes for C. Richard Kramlich:                     60,656,234
Votes against C. Richard Kramlich:                     42,571

     - To amend our bylaws to provide that directors can be removed only for cause and to modify the advance notice and provisions for board nominations and other stockholder proposals

Votes for:                                         58,428,096
Votes against:                                      1,419,116
Abstentions:                                           46,595
Broker non-votes:                                     804,998

     - To amend our 1996 stock plan, if the WebMD merger was completed, to increase the number of shares reserved for issuance from 19,107,321 shares to 29,107,321 shares

Votes for:                                         58,373,586
Votes against:                                      1,479,236
Abstentions:                                           40,985
Broker non-votes:                                     804,998

     - To amend our 1998 employee stock purchase plan to increase the number of shares of common stock reserved under the plan from 1,000,000 shares to 2,000,000 shares and to change the formula for annually increasing the number of shares available to be issued under the plan

Votes for:                                         59,594,266
Votes against:                                        260,484
Abstentions:                                           39,057
Broker non-votes:                                     804,998

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     We completed the initial public offering of our common stock on February 10, 1999. Our common stock has been traded on the Nasdaq National Market under the symbol "HLTH" since February 11, 1999. Prior to that date, there was no public market for our common stock and, therefore, no quoted market prices for our common stock are available for the year ended December 31, 1998.

     The high and low closing prices for each quarterly period of 1999 are as follows:

                                                             HIGH       LOW
                                                            -------    ------
First quarter (beginning February 11, 1999)...............  $ 49.38    $21.75
Second quarter............................................   105.00     39.94
Third quarter.............................................    77.63     30.06
Fourth quarter............................................    51.50     31.50

     On March 1, 2000, there were 954 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

     The market price of our common stock has fluctuated since the date of our initial public offering and is likely to fluctuate in the future. Factors that may have a significant effect on the market price of our common stock include:

     - actual or anticipated quarterly variations in our operating results

     - changes in expectations of future financial performance or changes in estimates of securities analysts

     - announcements of technological innovations

     - announcements relating to strategic relationships and acquisitions

     - customer relationship developments

     - perceived changes in our business strategy

     - conditions affecting the Internet or healthcare industries, in general

     The trading price of our common stock may continue to be volatile. The stock market in general, and the market for technology and Internet-related companies in particular, has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations many adversely affect the trading price of our common stock, regardless of our actual operating performance.

     In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. If this were to happen to us, litigation would be expensive and would divert management's attention.

     We have never declared or paid any cash dividends on our common, and we do not anticipate paying cash dividends in the foreseeable future. We intend to retain earnings to finance the expansion of our operations. Our Series A payment-in-kind convertible preferred stock pays a 10.5% annual dividend quarterly in additional shares of Series A preferred stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with "Management's discussion and analysis of financial condition and results of operations" and with the consolidated financial statements and notes thereto, which are included elsewhere in this annual report. Our financial information presented reflects our combined financial position and results of operations with ActaMed for all dates and periods presented and reflects the results of operations for WebMD, MedE America and Medcast from the closing date of these mergers, November 12, 1999, forward. All of these acquisitions were accounted for as purchases, except for ActaMed, which was accounted for as a pooling of interests. All financial information has been restated to reflect the combined operations of Healtheon and ActaMed. The consolidated statements of operations data for the three-year period ended December 31, 1999 and the consolidated balance sheet data at December 31, 1999 and 1998 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this annual report. The consolidated statements of operations data for the two-year period ended December 31, 1996 and the consolidated balance sheet data at December 31, 1997, 1996 and 1995 are derived from, and are qualified by reference to, audited consolidated financial statements that are not included in this report. The consolidated statements of operations and balance sheet data as of and for the year ended December 31, 1995 are derived solely from the ActaMed statements of operations and balance sheets for such periods because we did not commence operations until January 1996. See notes 1 and 2 of notes to consolidated financial statements for a discussion of the accounting for our acquisition of ActaMed. We do not believe that our historical operating results are necessarily indicative of our future results. See note 1 of notes to consolidated financial statements for an explanation of the determination of the shares used in computing basic and diluted net loss per common share.

                                                                  YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------------------
                                                       1999        1998       1997       1996      1995
                                                    ----------   --------   --------   --------   -------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue:
  Service revenue.................................  $   57,421   $ 27,102   $  4,301   $  1,795   $   458
  Service revenue from related parties............      37,210     20,956      7,309      4,237        --
  Software licenses...............................       7,518        780      1,780      4,981     1,717
                                                    ----------   --------   --------   --------   -------
  Total revenue...................................     102,149     48,838     13,390     11,013     2,175
Operations costs and expenses:
Cost of operations:
  Cost of revenue.................................      58,267     26,907      3,910      1,590     1,573
  Cost of revenue from related parties............      30,309     16,107      6,536      4,919        --
  Cost of software licenses.......................          --         --         --        160       343
                                                    ----------   --------   --------   --------   -------
Total cost of operations..........................      88,576     43,014     10,446      6,669     1,916
Development and engineering.......................      29,669     19,002     12,267      8,332     2,446
Sales, general and administrative.................      82,315     24,715     10,096      8,400     1,749
Depreciation and amortization.....................     193,067     16,055      6,004      4,153        --
                                                    ----------   --------   --------   --------   -------
Total operating costs and expenses................     393,627    102,786     38,813     27,554     6,111
                                                    ----------   --------   --------   --------   -------

                                                                  YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------------------
                                                       1999        1998       1997       1996      1995
                                                    ----------   --------   --------   --------   -------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Loss from operations..............................    (291,478)   (53,948)   (25,423)   (16,541)   (3,936)
  Interest income.................................       4,013      1,262        611        539       208
  Interest expense................................        (527)      (472)      (323)       (56)       (6)
  Other...........................................          --       (890)    (2,870)    (2,548)     (724)
                                                    ----------   --------   --------   --------   -------
Net Loss..........................................  $ (287,992)  $(54,048)  $(28,005)  $(18,606)  $(4,458)
                                                    ==========   ========   ========   ========   =======
  Basic and diluted net loss per common share.....  $    (3.58)  $  (1.54)  $  (3.88)  $  (2.83)  $  (.85)
                                                    ==========   ========   ========   ========   =======
Weighted-average shares outstanding used in
  computing basic and diluted net loss per common
  share...........................................      80,367     34,987      7,223      6,583     5,246
                                                    ==========   ========   ========   ========   =======

                                                                     AS OF DECEMBER 31,
                                                    -----------------------------------------------------
                                                       1999        1998       1997       1996      1995
                                                    ----------   --------   --------   --------   -------
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments.....................................  $  291,286   $ 36,817   $ 21,804   $  7,539   $ 9,386
Working capital...................................     216,304     27,934     14,790      2,505     7,244
Total assets......................................   4,242,462     79,940     53,747     34,407    10,801
Long-term obligations, net of current portion.....     121,489      2,984        932      1,210        --
Convertible redeemable preferred stock............          --         --     50,948     39,578    16,029
Stockholders' equity (net capital deficiency).....   3,973,672     59,413     (9,930)   (14,553)   (7,698)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We provide web-based healthcare information and services to facilitate connectivity and transactions among physicians, patients, payers and other healthcare industry participants. Our Internet-based information and transaction platform allows for the secure exchange of information among the disparate information systems used by healthcare industry participants and supports our administrative transaction services, including patient enrollment, eligibility determination, referrals and authorizations, laboratory and diagnostic test orders and results, clinical data retrieval and claims processing.

     Our web site, WebMD.com, offers a single destination for the exchange of healthcare information and supports a broad range of healthcare transactions delivered over our secure, Internet-based platform. We design our service offerings to help integrate and manage administrative, clinical, research and information needs of the healthcare industry. We believe that our web-based solution has the potential to create significant improvements in the way that information is used by the healthcare system, enabling improved workflows, better decision-making and, ultimately, higher quality patient care at a lower cost.

     We were incorporated in December 1995 and commenced operations in January 1996. In November 1999, we merged with WebMD, MedE America and Medcast, and we changed our name to Healtheon/WebMD. We launched our integrated web site in November 1999 following the closing of these mergers.

     We have rapidly and significantly expanded our operations through acquisitions. We have completed the following acquisitions prior to the year ended December 31, 1999:

                                                      SHARES OF OUR        OPTIONS AND
COMPANY ACQUIRED                   DATE ACQUIRED   COMMON STOCK ISSUED   WARRANTS ASSUMED     CASH PAID
----------------                   -------------   -------------------   ----------------   --------------
                                                                                            (In thousands)
WebMD............................  November 1999       63,932,659           49,012,168              --
MedE America.....................  November 1999       10,404,454              468,584              --
Medcast..........................  November 1999        2,528,465              164,036          $2,336
Metis, LLC.......................  August 1998          1,600,000                   --             620
ActaMed Corporation..............  May 1998            23,271,355            3,383,011              --

     All of these acquisitions were accounted for as purchases, except for ActaMed which was accounted for as a pooling of interests. Our financial information presented reflects our combined financial position and results of operations with ActaMed for all dates and periods presented and reflects the results of operations for WebMD, MedE America and Medcast from the closing date of these mergers, November 12, 1999, forward.

     As a result of our purchases of WebMD, MedE America and Medcast, we recorded total intangible assets of $3.7 billion, consisting primarily of $116.9 million of trademarks, $84.1 million of customer lists, $40.8 million of acquired technology and $3.4 billion of goodwill, which will be amortized over estimated useful lives of three to four years.

     In addition, we completed our acquisition of Kinetra and entered into merger agreements to acquire Envoy, Medical Manager, CareInsite and OnHealth in the first quarter of 2000. For a more complete description of these acquisitions, see the section entitled "Business -- Recent events."

     Because we have only recently completed the November 1999 mergers and expect to complete all of our pending mergers by the third quarter of 2000, it is difficult to evaluate our business and prospects. Our revenue and income potential is unproven and our business model is still emerging. As a result, we believe that our historical financial information may not be an indicator of our future operating results. We have incurred significant operating and net losses since we began operations and, as of December 31, 1999, we had an accumulated deficit of $391.4 million. We plan to continue to invest heavily in acquisitions, strategic relationships, sales and marketing and infrastructure and applications development. As a result, we expect that we will continue to incur losses for at least the next 12 months, and we may never achieve or sustain profitability.

     Our revenue to date has been derived primarily from revenue from non-Internet, network-based transaction services, development, consulting and IT management services, software license fees and advertising and subscription revenue from our web site.

     We provide our network- and Internet-based administrative transaction services to healthcare payers and providers generally on a transaction fee basis, although we may charge for this service on a monthly basis. These fees vary depending on the type of transaction and the customer's relationship with us. We provide development and consulting services, as well as IT management and operations services to some of our customers, which are typically sold on a fixed fee or time and materials basis. We have also licensed our software to two of our customers. However, we do not expect that a significant amount of revenue will be earned from software license fees in the foreseeable future. We are currently generating significant revenue from our development, consulting and IT services. In addition, we do not anticipate that revenue from these services will increase as a percentage of our total revenue in the future as some of these current customers begin to utilize our transaction and subscription services.

     We also derive revenue from advertising and sponsorships, subscriptions, e-commerce, content license fees and carriage fees generated from our web site and co-branded web sites. Our advertising and e-commerce revenues are typically generated from revenue sharing arrangements with our online strategic partners. Most of our subscription revenue consists of sponsorship of WebMD Practice subscriptions for physicians by Microsoft and DuPont. These sponsorships require Microsoft and DuPont to pay us our current WebMD Practice base subscription fee of $29.95 per month, typically for a 12-month service period. For a more complete description of these sponsorships, see the section entitled "Related party transactions." Subscribers can also access our Internet-based transaction services and optional services on WebMD Practice for additional transaction or one-time implementation fees. For a complete description of these services, see the section entitled "Business -- WebMD Practice." During 1999, we did not generate significant revenue from our Internet-based transaction services or optional services. If we are successful in migrating provider and payer customers to our transaction services available on WebMD Practice, building our subscriber base and increasing traffic on our web site, we expect that our Internet-based transaction, advertising and subscription revenue to increase as a percentage of total revenue.

     We recognize revenue as our services are performed or our products are delivered. We earn revenue on our network-based fees from fixed fee subscription arrangements, which are recognized ratably over the term of the applicable agreement, and from our administrative services, which are priced on a per-transaction or per-user basis and recognized as the services are performed. Revenue from our development, consulting and IT management services is recognized as these services are performed. We recognize revenue related to software license fees when a customer enters into a noncancelable license agreement, the software product covered by the license agreement has been delivered, there are no uncertainties surrounding product acceptance, there are no significant future performance obligations, the license fees are fixed or determinable and collection of the license fees is considered probable.

     Revenue from advertising is recognized as advertisements are run on our web site or on co-branded web sites. Our subscription revenue, including subscription revenue from sponsorship arrangements, is recognized as subscriptions are placed with physicians. We do not allocate subscription revenue among our various service offerings included as part of the base subscription fee. Revenue from fixed fee content license or carriage fees are recognized ratably over the term of the applicable agreement. We recognize e-commerce revenue when a subscriber or consumer utilizes our Internet-based services or purchases goods or services through our web site or a co-branded web site with one of our strategic partners. We recognize revenue from our optional services when we provide one or more of these services for fees in addition to the base subscription fees for WebMD Practice.

     Three of our customers, SmithKline Labs, which was recently acquired by Quest Diagnostics, Beech Street and UnitedHealth Group, each accounted for more than 10% of our revenue in 1999, and together accounted for approximately 57.9% of our revenue for the same period. We expect that these three customers, together with Microsoft, will account for a significant but smaller portion of our revenue for 2000.

     Cost of operations consist of costs related to services we provide to customers and costs associated with the operation and maintenance of our networks. These costs include salaries and related expenses for consulting and development personnel, network operations personnel and customer support personnel, telecommunication costs, maintenance of network equipment, amortization of certain intangible assets, a portion of facilities expenses, and leased personnel and facilities costs. Given our limited operating history, changes in revenue mix, limited history of Internet-based network services, recent investments in personnel, recently completed and pending acquisitions, amortization of infrastructure investments and evolving business model, we believe that analysis of historical cost of operations as a percentage of revenue is not meaningful. We anticipate that our total cost of operations will increase in absolute dollars in the future.

     Development and engineering expense, which excludes development expenses that are included in cost of operations, consists primarily of salaries and related expenses associated with the development of applications and services. Expenses include compensation paid to engineering personnel, fees to outside contractors and consultants, a portion of facilities expenses and the maintenance of capital equipment used in the development process. We believe our success is partially dependent upon our ability to introduce new applications in a relatively short period of time. Accordingly, we intend to continue to make investments in development and engineering and to recruit and hire experienced engineering personnel. We expect that development and engineering expenses will continue to increase in absolute dollars. Currently, all development and engineering expenses are expensed as incurred.

     Sales and marketing expense consists primarily of advertising, product and brand promotion, salaries and related expenses for sales, account management and marketing personnel, commissions, costs and expenses for marketing programs and trade shows, and fees for professional marketing and advertising services. We anticipate these expenses will continue to increase in absolute dollars as we add sales and marketing personnel, increase our advertising, marketing and promotional activities and incur costs related to promoting the WebMD brand.

     General and administrative expense consists primarily of salaries and related expenses for administrative, finance, legal, human resources and executive personnel, fees for professional services, costs of general insurance and costs of accounting and internal control systems to support our operations. We anticipate that general and administrative expense will continue to increase in absolute dollars as we add administrative, financial, legal, human resources and executive personnel, increase the size of our organization and incur costs relating to operating a public company, such as professional fees and directors' and officers' liability insurance premiums.

RESULTS OF OPERATIONS

     The following table sets forth certain data expressed as a percentage of total revenue for the periods indicated:

                                                                       YEARS ENDED
                                                                      DECEMBER 31,
                                                             -------------------------------
                                                              1999        1998        1997
                                                             -------     -------     -------
Revenue:
  Service revenue.......................................        56.2%       55.5%       32.1%
  Service revenue from related parties..................        36.4        42.9        54.6
  Software licenses.....................................         7.4         1.6        13.3
                                                             -------     -------     -------
          Total revenue.................................       100.0       100.0       100.0
Operating costs and expenses:
Cost of operations:
  Cost of operations....................................        57.0        55.1        29.2
  Cost of operations from related parties...............        29.7        33.0        48.8
                                                             -------     -------     -------
          Total cost of operations......................        86.7        88.1        78.0
Development and engineering.............................        29.0        38.9        91.6
Sales and marketing.....................................        53.4        18.9        45.6
General and administrative..............................        27.2        31.7        29.9
Depreciation and amortization...........................       189.0        32.9        44.8
                                                             -------     -------     -------
          Total operating costs and expenses............       385.3       210.5       289.9
                                                             -------     -------     -------
Loss from operations....................................      (285.3)     (110.5)     (189.9)
Interest income.........................................         3.9         2.6         4.6
Interest expense........................................        (0.5)       (1.0)       (2.4)
Other...................................................          --        (1.8)      (21.4)
                                                             -------     -------     -------
  Net loss..............................................      (281.9%)    (110.7%)    (209.1%)
                                                             =======     =======     =======

  Years ended December 31, 1999 and 1998

     Revenue. Our total revenue increased to $102.1 million in the year ended December 31, 1999 from $48.8 million in the year ended December 31, 1998.

     Revenue from services increased to $57.4 million in the year ended December 31, 1999 from $27.1 million in the year ended December 31, 1998. This increase results primarily from the growth of our transaction services and network-based services. Of this increase, $9.8 million relates to revenue generated by acquired companies from the merger date, November 12, 1999 through the end of the year.

     Revenue from services to related parties consists primarily of services we provided to SmithKline Labs, UnitedHealth Group and Microsoft. For a description of these arrangements, see the section entitled "Business -- Strategic relationships." Revenue from these related parties increased to $37.2 million in the year ended December 31, 1999, compared to $21.0 million in the year ended December 31, 1998. Increased transaction-based services to UnitedHealth Group and SmithKline Labs, which was phased in during the first quarter of 1999, and revenues from subscriptions and advertising from Microsoft contributed to the significant increases in revenue. The SmithKline Labs revenue ceased being related party revenue on August 16, 1999, when SmithKline Labs was sold to Quest Diagnostics.

     Cost of operations. Cost of operations increased to $88.6 million in the year ended December 31, 1999 from $43.0 million in the year ended December 31, 1998. These increases resulted mainly from higher personnel and network operation costs, the cost to acquire exclusive arrangements to provide consumer healthcare-related content to other web sites and other costs required to support these increased service revenues. Of the increase in cost of operations, $12.0 million is a result of expenses incurred by the acquired companies from the merger date, November 12, 1999, through the end of the year.

     Development and engineering. Development and engineering expense was $29.7 million in the year ended December 31, 1999 and $19.0 million in the year ended December 31, 1998. The increase was the result of a significant increase in the number of engineers engaged in the development of our applications and services.

     Sales and marketing. Sales and marketing expense increased to $54.6 million in the year ended December 31, 1999 from $9.2 million in the year ended December 31, 1998. The primary reason for the increase resulted from salaries and related costs of added sales and marketing personnel and advertising and promotion costs to increase awareness of the WebMD brand. Of the increase in sales and marketing expense, $28.1 million is a result of expenses incurred by the acquired companies from the merger date, November 12, 1999, through the end of the year.

     General and administrative. General and administrative expense increased to $27.8 million in the year ended December 31, 1999 from $15.5 million in the year ended December 31, 1998. The amortization of deferred stock compensation expense was $7.6 million in the year ended December 31, 1999, compared to $3.4 million in the prior year. The remainder of the increase resulted from salaries and related costs of office space and facilities as we added administrative personnel and executive management. Of the increase in general and administrative expense, $5.7 million is a result of expenses incurred by the acquired companies from the merger date, November 12, 1999, through the end of the year.

     Deferred stock compensation represents the difference between the purchase or exercise price of some stock option and restricted stock grants and the deemed fair value of our common stock at the time of those grants. We recorded deferred stock compensation of $7.6 million in 1999, $8.2 million in 1998 and $2.7 million in 1997. The deferred stock compensation balance at December 31, 1999 was $5.1 million. The deferred stock compensation balance is being amortized based on a graded vesting method over the vesting period, generally four years, of the option or restricted stock grants. Amortization is estimated to total $3.3 million in 2000, $1.4 million in 2001 and $0.4 million for 2002.

     Depreciation and amortization. Depreciation and amortization was $193.1 million in the year ended December 31, 1999 and $16.1 million in the year ended December 31, 1998. Property and equipment is being depreciated over the estimated useful life of the related assets, generally three to seven years for equipment and 20 to 25 years for buildings. All of the intangible assets are being amortized over expected lives of one to four years. The increase is due primarily to the completion of the merger with WebMD and the acquisition of MedE America and Medcast on November 11, 1999. Amortization charges on these and other previously completed transactions are estimated to be $1.2 billion in 2000, $1.2 billion in 2001, $1.0 billion in 2002, and $84.7 million in 2003 assuming no impairment of the remaining unamortized intangible asset balances and no additional acquisitions of intangible assets. See Notes 2, 3 and 6 of notes to our consolidated financial statements. The consummation of the purchase transactions announced in the first quarter of 2000 will add significant additional charges in future periods. See note 15 to our consolidated financial statements.

     Interest income and expense. Interest income has been derived primarily from cash investments. Interest expense results primarily from our borrowings and from capitalized lease obligations for equipment purchases. Net interest income was $3.5 million in year ended December 31, 1999 and $0.8 million in the year ended December 31, 1998. The increase for the 1999 period was due to higher average cash balances resulting from the proceeds of our $46.1 million preferred stock financing in October 1998, the net proceeds of $41.4 million from our initial public offering in February 1999 and cash balances that were acquired in the acquisitions in November 1999.

     Income taxes. At December 31, 1999, we had net operating loss carryforwards for federal income tax purposes of approximately $591.0 million and federal tax credits of approximately $6.2 million, both expiring from 2009 through 2014. Of these net operating losses, approximately $19.9 million relates to a consolidated subsidiary and is available only to offset future taxable income of that subsidiary. Because of the "change of ownership" provisions of the tax code, a portion of our net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. Thus, a portion of these carryforwards may expire before becoming available to reduce future income tax liabilities.

  Years ended December 31, 1998 and 1997

     Revenue. Total revenue increased to $48.8 million in 1998 from $13.4 million in 1997. The significant increase in revenue in these periods was principally due to new contracts for the management and operation of two of our customers' IT infrastructures beginning in late 1997. To provide these services, we utilized our own personnel, outside contractors and personnel and facilities of the customers that are leased to us. The cost of these leased customer personnel and facilities are included as part of the total costs of the IT and development services that we billed to the customers. We recognized revenue for IT services of $15.1 million in 1998 and $2.1 million in 1997. Revenue for IT services included costs of leased personnel and facilities of $11.8 million in 1998 and $1.9 million in 1997. These amounts are also included in cost of services. In addition, we recognized revenue related to development services of $6.5 million in 1998 and $.2 million in 1997.

     Revenue from related parties increased to $21.0 million in 1998 from $7.3 million in 1997. The increase was primarily due to the additional revenue from SmithKline Labs to provide laboratory and test order and results services.

     Cost of operations. Total cost of operations was $43.0 million in 1998 and $10.4 million in 1997. Cost of revenue increased to $26.9 million in 1998 from $3.9 million in 1997. The increases included costs of leased personnel and facilities utilized to provide IT services totaling $11.8 million in 1998 and $1.9 million in 1997, as well as costs related to development services of $6.5 million in 1998 and $0.2 million in 1997. The remainder of the increase resulted from increased personnel and expansion of our network infrastructure to support current customers and future business activities.

     Cost of revenue to related parties was $16.1 million in 1998 and $6.5 million in 1997. The increase in 1998 over 1997 was due to higher personnel and network operation costs required to support increased transactions from our services provided to SmithKline Labs.

     Development and engineering. Development and engineering expense was $19.0 million in 1998 and $12.3 million in 1997. The increase was the result of a significant increase in the number of engineers engaged in the development of our applications and services.

     Sales and marketing. Sales and marketing expense increased to $9.2 million in 1998 from $6.1 million in 1997. Substantially all of the increase resulted from salaries and related support costs for added sales and marketing personnel.

     General and administrative. General and administrative expense increased to $15.5 million in 1998 from $4.0 million in 1997. In October 1998, we withdrew a planned initial public offering of our common stock and wrote off the accumulated costs related thereto totaling $1.6 million. Additionally, the amortization of deferred stock compensation expense accounted for $2.8 million of the increase in 1998 and $0.8 million of costs related to our acquisition of ActaMed. Substantially all of the remainder of the increase resulted from salaries and related support costs for added executive management.

     Depreciation and amortization. Depreciation and amortization of intangible assets was $16.1 million in 1998 and $6.0 million in 1997. The intangible assets include those arising from ActaMed's acquisition of

EDI Services, Inc. in March 1996 and our acquisition of Metis in August 1998, as well as from intangible assets related to the technology rights acquired from SmithKline Labs in December 1997. Property and equipment is being depreciated over the estimated useful lives of the related assets, generally three to seven years, while the intangible assets are generally being amortized over a three-year life. Although our agreement with UnitedHealth Group has a five-year term, we determined that a three-year amortization period was appropriate for the EDI-related assets due to the price renegotiation required by this agreement, the probability that the purchased technology and software would be replaced within three years and the uncertain profitability of the agreement after the price renegotiation. Similarly, although our agreement with SmithKline Labs has a five-year term, we determined that a three-year amortization period was appropriate for the SCAN-related assets due to the price renegotiation required by this agreement, the probability that the purchased technology and software would be replaced within three years and the uncertain profitability of the agreement after the price renegotiation. See Notes 2, 3 and 6 of notes to our consolidated financial statements.

     Interest income and expense. Interest income has been derived primarily from the investment of excess cash. Interest expense results primarily from our borrowings and from capitalized lease obligations for equipment purchases. Net interest income was $0.8 million in 1998 compared to $0.3 million in 1997. The 1998 increase was due to higher average cash balances resulting from the proceeds of our $25.0 million preferred stock financing in October 1997 and our $46.1 million preferred stock financing in October 1998.

LIQUIDITY AND CAPITAL RESOURCES

     In February 1999, we completed the initial public offering of our common stock and realized net proceeds from the offering of approximately $41.4 million. Prior to this offering, we had funded our operations since inception primarily through the private placement of equity securities. We had also financed our operations through equipment lease financing and bank borrowings. As of December 31, 1999, we had outstanding equipment lease liabilities of $5.6 million. As of December 31, 1999, we had approximately $291.3 million of cash, cash equivalents and short-term investments and working capital of $216.3 million.

     Cash used in operating activities was $75.9 million in 1999 compared to $26.6 million in 1998 and $16.2 million in 1997. The cash used during these periods was primarily attributable to net operating losses of $288.0 million in 1999, $54.0 million in 1998 and $28.0 million in 1997, offset in part by depreciation and amortization. These losses were principally related to increased expenses as more fully described in the section entitled "-- Results of operations." Our losses were principally related to increased sales and marketing expenses to promote the WebMD brand, development and engineering expenses and general and administrative expenses.

     Cash provided by investing activities was $281.2 million in 1999 compared to cash used in investing activities of $19.1 million in 1998 and $9.3 million in 1997. Cash provided in 1999 primarily related to $298.0 million in net cash acquired when we merged with WebMD, MedE America and Medcast. Investments in property and equipment, excluding equipment acquired under capital leases, and internally developed software were $27.0 million in 1999, $6.3 million in 1998 and $2.8 million in 1997. In 1999, we purchased an additional $24.0 million of short-term investments and realized $35.7 million in cash from maturities of our short-term investments. In 1998, we purchased an additional $22.5 million of short-term investments and realized $10.4 million in cash from maturities of our short-term investments. In 1997, we used $5.3 million of cash to purchase short-term investments and had no maturities of short-term investments. We invest our excess cash in short-term investments and will continue to do so in the future. We are not assured of having excess cash balances in the future, so purchases of short-term investments cannot be assured.

     Cash provided by financing activities was $61.1 million in 1999, primarily from the net proceeds of our initial public offering of $41.4 million, as well as proceeds from exercises of employee stock options, partially offset by repayments totaling $1.4 million of line of credit borrowings and bridge notes. Financing activities provided $48.6 million of cash in 1998, resulting primarily from proceeds from the issuance of our preferred and common stock, offset in part by payments on capital lease obligations. Cash provided by financing activities was $34.4 million in 1997, resulting primarily from the sale of our preferred and common stock, net proceeds from the exercise of stock options and to a lesser extent, from a bank line and bridge note financing.

     As of December 31, 1999, we did not have any material commitments for capital expenditures. Our principal commitments at December 31, 1999 consisted of obligations under operating and capital leases, notes payable and guaranteed payments under our strategic agreements. In January 2000, Janus, through its managed mutual funds, purchased 15.0 million shares of our common stock for $930.0 million in cash. Also in January 2000, affiliates of Fox Entertainment purchased 2.0 million shares of our common stock for $100.0 million in cash in connection with our News Corporation strategic alliance. We intend to use the proceeds from these investments to pay the $400.0 million cash portion of our acquisition of Envoy from Quintiles, to fund any additional advances to OnHealth of up to $15.0 million pursuant to their line of credit, to provide working capital and for general corporate purposes. For a more complete description of the News Corporation strategic alliance and pending acquisition of OnHealth, see the section entitled "Business -- Recent events."

     At December 31, 1999, we estimate that we will make the following aggregate guaranteed payments under our current relationships with our strategic partners:

Year Ended December 31,                                     Amount
-----------------------                                  -------------
2000...................................................  $72.0 million
2001...................................................   75.1 million
2002...................................................   42.4 million
2003...................................................   34.4 million
2004...................................................    8.8 million

     Most of our current strategic relationships contain revenue sharing arrangements which generally provide for us to share advertising, sponsorship or transaction net revenues, ranging from 15% to as much as 100%, with the strategic partner. In addition, some strategic partner agreements and promotional arrangements require payments on a per-subscriber basis. We may enter into additional promotional arrangements with current and future strategic partners that may require us to pay consideration in amounts that significantly exceed the amounts we are required to pay under our current arrangements. These guaranteed payments and promotional and other arrangements may require us to incur significant expenses. We cannot guarantee that we will generate sufficient revenues to offset these expenses.

     We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. However, with the completion of the merger with WebMD and the investments by Janus and affiliates of New Corporation, we believe that we will have sufficient cash resources to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months. In addition, we expect to incur operating losses for at least the next 12 months. We believe that our future liquidity and capital requirements will depend upon numerous factors, including the success of our existing and new application and service offerings and competing technological and market developments. We may be required to raise additional funds through public or private financing, strategic relationships or other arrangements.

YEAR 2000 COMPLIANCE

     Our business is dependent on the operation of numerous systems that could have potentially been impacted by Year 2000 related problems. Those systems include, among others, hardware and software systems used by us to deliver services to our customers, including our proprietary software systems as well as hardware and software supplied by third parties, communications networks, such as the Internet and private intranets, which we depend on to provide electronic transactions to our customers, the internal systems of our customers and suppliers, the hardware and software systems we use internally in the management of our business, and non-information technology systems and services we use in our business, such as telephone and building systems.

     With the assistance of an independent consulting firm specializing in Year 2000 issues, we completed a formal assessment of our Year 2000 exposure and the remediation of all our applications, internal IT systems, and non-IT systems in the fourth quarter of 1999. An independent Year 2000 audit was performed with the objective of achieving Year 2000 certification by an industry leading expert group. As a result of these efforts, we did not experience any significant problems related to Year 2000, and we do not expect any to arise in the future. In addition, no further material expenditures related to the Year 2000 issue are expected.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities." We are required to adopt SFAS No. 133 for the year ending December 31, 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of SFAS No. 133 is expected to have no material impact on our financial condition or results of operations.

     On December 3, 1999, the SEC issued Staff Accounting Bulletin No. 101, or SAB 101. SAB 101 summarizes specific areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We believe that our current revenue recognition principles comply with SAB 101.

     In January 2000, the Emerging Issues Task Force of the FASB reached consensus on Issue 99-17 "Accounting for Advertising Barter Transactions", or EITF 99-17. EITF 99-17 establishes accounting and reporting standards for barter transactions which involve nonmonetary exchanges of advertising. It requires that an entity recognize revenues and expenses from advertising barter transactions at the fair value of the advertising surrendered only when an entity has a historical practice of receiving cash for similar transactions. We do not believe that the adoption of EITF 99-17 will have a material impact on our financial condition or results of operations.

     In March 2000, the Emerging Issues Task Force of the FASB reached consensus on Issue 00-2 "Accounting for Website Development Costs." ("EITF 00-2"). EITF 00-2 establishes how an entity should account for costs incurred to develop a website. It requires that an entity capitalize costs during the web application and infrastructure and graphics development stages of development. The consensus is effective for all costs incurred beginning after June 30, 2000, although earlier adoption is encouraged. We are currently evaluating the adoption of EITF 00-2 and its potential impact on our financial condition or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATION

  We have incurred and will continue to incur substantial losses

     We began operations in January 1996 and have incurred net losses from operations in each fiscal period since our inception. As of December 31, 1999, we had accumulated losses of approximately $391.4 million. In addition, we currently intend to invest heavily in pending acquisitions, infrastructure development, applications development and sales and marketing in order to deploy our services to a growing number of potential customers and strategic partners. The purchase price of acquisitions we have recently completed will be, and the purchase price of acquisitions which we may undertake in the future may be, amortized over the useful life of the tangible and intangible assets. As of December 31, 1999, we had approximately $3.2 billion of unamortized goodwill and other intangible assets reflected on our financial statements as a result of acquisitions. We currently anticipate that this amortization will cause us to incur significant net losses for the next several years. We expect that we will incur increasing net operating losses and negative cash flows for the foreseeable future and may never be profitable.

 The business of providing services over the Internet is difficult to evaluate and our business model is unproven

     Because we recently began operations, it is difficult to evaluate our businesses and prospects. Our revenue and income potential is unproven and our business model is emerging. We derive a substantial portion of our revenue from non-Internet network services, from development and consulting services and from managing and operating our customers' information technology infrastructures. We may never achieve favorable operating results or profitability.

  Our quarterly operating results may vary, which could affect the market price of our common stock

     Our operating results have varied on a quarterly basis during our limited operating history, and we expect to experience significant fluctuations in future quarterly operating results. These fluctuations have been and may in the future be caused by numerous factors, many of which are outside of our control, including, but not limited to:

     - market acceptance of and demand for our products and services

     - our ability to attract and retain customers and subscribers

     - operating expenses relating to acquisitions and strategic partnerships

     - usage of the Internet and our ability to maintain and increase traffic on our web site

     - our ability to continue to develop and extend our brand

     - our ability to effectively integrate the operations and technologies of acquired businesses with our operations

     - introduction and timing of new products and services or enhancements by us or our competitors

     - capacity constraints and dependencies on computer infrastructure

     - economic conditions affecting the Internet or healthcare industries

     - general economic conditions

     Fluctuations in our quarterly results could adversely affect the market price of our common stock in a manner unrelated to our long-term operating performance. We expect to increase activities and spending in substantially all operational areas and will base our expense levels in part upon our expectations concerning future revenue, and these expense levels will be relatively fixed in the short term. If we have lower revenue, we may not be able to reduce spending in the short term in response. Any shortfall in revenue would have a direct impact on our results of operations. As a result, we believe that period-to-period comparisons of our results of operations will not necessarily be meaningful and should not be relied upon as an indicator of future performance. For these and other reasons, it is likely that in some future quarter or quarters we may not meet the earnings estimates of securities analysts or investors, which would materially and adversely affect our stock price.

 Our business will suffer if we fail to successfully integrate any acquired businesses and technologies in the future

     We have in the past acquired, and may in the future acquire, businesses, technologies, services, product lines or content databases. For example, we completed our mergers with WebMD, MedE America and Medcast in November 1999 and have entered into agreements in the first quarter of 2000 to acquire Envoy, Medical Manager, CareInsite and OnHealth.

     We are in the process of completing the integration and consolidation of the operations, products and services, technologies and personnel of WebMD, MedE America and Medcast, and we will need to integrate and consolidate the operations, products and services, technologies and personnel of Envoy, Medical Manager, CareInsite and OnHealth upon our completion of these pending mergers. We cannot guarantee that any acquired businesses will be successfully integrated with our operations in a timely manner, or at all. The successful integration of the acquired businesses into our operations is critical to our future performance. Failure to successfully integrate acquired businesses or to achieve operating synergies would have a material adverse effect on our business, financial condition and results of operation. Integrating any newly acquired organizations and technologies in the future could be expensive, time consuming and may strain our resources. Our pending and any future acquisitions could divert management's attention from other business concerns and expose us to unforeseen liabilities or risks associated with entering new markets. In addition, we may lose key employees while integrating these new companies. We may also lose our current strategic partners and customers if any acquired companies have relationships with competitors of our strategic partners or customers.

     Challenges to the successful integration of acquired businesses include, but are not limited to:

     - centralization and consolidation of financial, operational and administrative functions

     - integration of platforms, networks and service centers

     - cross-selling of products and services to our existing customer base and customer bases of acquired companies

     - integration and retention of personnel

     - potential conflicts in customer, strategic, sponsor or advertising relationships

     - need to coordinate geographically diverse organizations

     - compliance with regulatory requirements

Consequently, we may not be successful in integrating acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. We also cannot guarantee that these acquisitions will result in sufficient revenues or earnings to justify our investment in, or expenses related to, these acquisitions or that any synergies will develop. The healthcare technology industry is consolidating and we expect that we will face intensified competition for acquisitions. If we fail to execute our acquisition strategy successfully for any reason, our business will suffer significantly.

  Managing our growth through acquisitions may strain our administrative, technical and financial resources

     We have rapidly and significantly expanded our operations recently and expect to continue to do so. Our growth has been accomplished primarily through acquisitions, including our mergers with WebMD, MedE America and Medcast. This growth has placed a significant strain on our managerial, operational, financial and other resources and is expected to continue to strain our resources. If we are unable to respond to and manage this expected growth, then the quality of our services and our results of operations could be materially adversely affected.

     Our current platforms, information systems, procedures and controls may not continue to support our operations, and may hinder our ability to exploit the market for healthcare applications and services. We are in the process of evaluating and implementing our accounting and management information systems. We could experience interruptions to our business while we transition to new systems. We cannot guarantee that our systems, procedures and controls will be adequate to support expansion of our operations.

  Our business could suffer if we fail to complete our pending acquisitions

     In the first quarter of 2000, we entered into merger agreements providing for our acquisition of Envoy, Medical Manager, CareInsite and OnHealth. The completion of each is subject to regulatory approval, including approval from state and federal antitrust agencies, and other customary closing conditions. The Medical Manager and CareInsite mergers are subject to the approval of our stockholders, Medical Manager's stockholders and CareInsite's stockholders and the OnHealth merger is subject to approval by OnHealth's stockholders. In addition, the closing of the Medical Manager and CareInsite mergers are conditioned on each other. We cannot guarantee that regulatory approvals will be received, or that we will not be required to make changes in our business in order to receive regulatory approvals, or that other closing conditions of any of our pending mergers will be satisfied in a timely manner, or at all. Failure to complete these mergers in a timely manner would have a material effect on our business, results of operations and stock price.

  Future stock issuances will dilute our stockholders and could result in adverse accounting consequences

     We intend to pay for some of our acquisitions and branding and advertising services by issuing additional common stock which would dilute our stockholders. We may also use cash to acquire companies or technologies and may need to incur debt to pay for these acquisitions. Acquisition financing may not be available on favorable terms, or at all. In addition, we may be required to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which would materially increase our operating expenses.

 Our ability to generate revenues will suffer if we do not quickly expand our suite of applications and service offerings

     We currently offer a limited number of applications on our Internet-based platform and some of our service offerings are not fully developed or launched. We must quickly introduce new applications and services, improve the functionality of our existing services and successfully launch these services in a timely manner in order to attract and retain subscribers. We expect that our advertising and sponsorship revenues will be dependent on the level of usage of our services by subscribers and consumers, and believe that levels of usage will not increase unless we improve functionality. We rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop these applications and services. Each of our applications, regardless of how it was developed, must be integrated and customized to operate with existing customer legacy computer systems and our platform. We are currently in the process of migrating many of our acquired applications and products and services to our Internet-based platform. Developing, integrating and customizing these applications and services will be time consuming, and these applications and services may never achieve market acceptance, which could also cause our business to suffer.

  We will be dependent on strategic relationships to generate some of our revenue

     Our ability to generate revenues will suffer if we cannot establish and maintain strategic relationships. We must establish and maintain strategic relationships with leaders in a number of healthcare and Internet industry segments. For a more complete description of our strategic relationships, see the section entitled "Business -- Strategic relationships," and for a description of our revenues resulting from these relationships, see the section entitled "Factors that may affect future results of operations -- Our revenues will be concentrated in a few customers and our ability to generate revenue would suffer if we lost any of these customers." Our strategic relationships are critical to our success because we believe that these relationships will provide additional subscribers and consumers to our web site and will generate acceptance of our platform, applications and services. We may not be able to establish commercial acceptance of our platform, applications and services unless we maintain our existing strategic relationships and establish and maintain additional strategic relationships in the future.

     We may compete with potential strategic partners. Some of our current and future strategic partners may compete with us and some strategic relationships or acquisitions may put us in competition with existing strategic partners or customers. For example, Medical Manager, which we have agreed to acquire, competes with some of our strategic partners, including Medic. In addition, we may not be able to maintain or establish relationships with key participants in the healthcare and Internet industries if we have already established relationships with competitors of these key participants.

     We have granted exclusive rights to strategic partners. We have agreed that some of our strategic partners will be our exclusive providers of some of our applications and content. For example, we have entered into strategic agreements with exclusive online pharmacy and medical supplies and equipment e-commerce partners and providers of various categories of content and services. These agreements may limit our access to other applications and content we might otherwise be able to make available to our customers. Our inability to offer such applications and content could cause our business to suffer.

 Our revenues will be concentrated in a few customers, and our ability to generate revenue would suffer if we lost any of these customers

     Currently, we receive a significant amount of our revenue from three customers. SmithKline Labs, which was recently acquired by Quest Diagnostics, Beech Street and UnitedHealth Group, each accounted for more than 10% of our revenue for the year ended December 31, 1999, and together accounted for approximately 57.9% of our revenue for the same period. We expect that these three customers, together with Microsoft, will account for a significant amount of our revenue for 2000. Microsoft will have the right to terminate its strategic alliance with us if we acquire Medical Manager and CareInsite and within 60 days thereafter we cannot resolve with Microsoft any conflicts that may be created by our ownership of those companies. For details regarding our relationship with Microsoft, see the section entitled "Business -- Strategic relationships -- Microsoft." If we do not generate as much revenue from these customers as we expect, or if we lose any of these customers, our revenue will be significantly reduced which would harm our business and results of operations.

  Our ability to generate revenues will suffer if we cannot attract and retain subscribers

     We must attract and retain subscribers to WebMD Practice in order to generate subscription revenues. In addition, our ability to generate advertising and sponsorship revenues and transaction revenues will be dependent on the number of subscribers and level of usage by those subscribers. We cannot guarantee that we will be able to attract new or retain existing subscribers. In particular, we cannot guarantee that we will retain subscribers whose subscriptions are initially paid for by our strategic partners once those subscribers are required to pay for their subscriptions themselves or that these subscribers will actually use our services.

  Our business will suffer if healthcare participants do not accept Internet solutions

     Our business model depends on the adoption of Internet solutions by healthcare participants. Our ability to generate revenues could suffer dramatically if Internet solutions are not accepted or not perceived to be effective.

     The Internet infrastructure may be unable to support the demands placed on it by continued growth and use of the Internet. The adoption of Internet solutions by healthcare participants will require the acceptance of a new way of conducting business and exchanging information. To maximize the benefits of our platform, healthcare participants must be willing to allow sensitive information to be stored in our databases and to conduct healthcare transactions over the Internet.

  Performance problems with our systems could damage our business

     Our customer satisfaction and our business could be harmed if we or our customers experience system delays, failures or loss of data. We currently process substantially all our customer transactions and data at our facilities. Although we have a contingency plan for emergencies, we have limited backup facilities to process information if these facilities are not functioning. The occurrence of a major catastrophic event or other system failure at any of our facilities could interrupt data processing or result in the loss of stored data. While we have general liability insurance that we believe is adequate, including coverage for errors and omissions, we may not be able to maintain this insurance on reasonable terms in the future. In addition, our insurance may not be sufficient to cover large claims and our insurer could deny coverage on claims. If we are liable for an uninsured or underinsured claim or if our premiums increase significantly, our financial condition could be materially harmed.

  Performance problems with the systems of our service and content providers could harm our business

     We depend on service and content providers to provide information and data feeds on a timely basis. Our web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. In addition, our customers depend on Internet service providers, online service providers and other web site operators for access to our web sites. All of these providers have experienced significant outages in the past and could experience outages, delays and other difficulties in the future due to system failures unrelated to our systems. Any significant interruptions in our services or increases in response time could result in a loss of potential or existing customers, strategic partners, advertisers or sponsors and, if sustained or repeated, could reduce the attractiveness of our services.

 If our systems experience security breaches or are otherwise perceived to be insecure, our reputation will suffer

     A material security breach could damage our reputation or result in liability. We retain confidential customer and patient information in our processing centers. We may be required to spend significant capital and other resources to protect against security breaches or to alleviate problems caused by breaches. Any well-publicized compromise of Internet security could deter people from using the Internet or from conducting transactions that involve transmitting confidential information, including confidential healthcare information. Therefore, it is critical that these facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Despite the implementation of security measures, this infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems.

 Our business will be harmed if we are unsuccessful in responding to rapid technology changes in our markets

     Healthcare information exchange and transaction processing is a relatively new and evolving market. The pace of change in our markets is rapid and there are frequent new product introductions and evolving industry standards. We may be unsuccessful in responding to technological developments and changing customer needs. In addition, our applications and services offerings may become obsolete due to the adoption of new technologies or standards.

  Our platform infrastructure and scalability are not proven and we may fail to respond to new growth

     To date, we have processed a limited number and variety of transactions over our platforms. Similarly, a limited number of healthcare participants use these platforms. Our systems may not accommodate increased use while maintaining acceptable overall performance. We must continue to expand and adapt our network infrastructure to accommodate additional users, increased transaction volumes and changing customer requirements. This expansion and adaptation will be expensive and will divert our attention from other activities.

 If we are unable to generate significant advertising revenues, our future results of operations will be materially adversely affected

     We derive a portion of our revenues from advertising on our web sites. We may not be able to continue to generate significant advertising revenues. No standards have been widely accepted to measure the effectiveness of web advertising. If no standards develop, existing advertisers may not continue their current level of web advertising, and advertisers that have traditionally relied on other advertising media may be reluctant to advertise on the web. Advertisers that already have invested substantial resources in other advertising methods may be reluctant to adopt a new strategy. Our business would be adversely affected if the market for web advertising fails to develop or develops more slowly than expected. Different pricing models are used to sell advertising on the web. It is difficult to predict which, if any, will emerge as the industry standard. This makes it difficult to project future advertising revenues. The level of subscriber and consumer usage for our services is likely to be a factor in determining advertising rates, and we cannot predict whether those subscribers whose subscriptions are paid for by our strategic partners will actually use our services. Moreover, filter software programs that limit or prevent advertising from being delivered to a web user's computer are available. Widespread adoption of this software could adversely affect the commercial viability of web advertising.

 We plan to generate a portion of our revenue from healthcare transactions on our web site, and our future revenues will be materially adversely affected if we do not significantly increase the number of transactions that occur on our web site

     We cannot guarantee that we will be able to generate significant transaction revenues in the future. We have developed relationships with service providers to offer healthcare products and services through direct links from our web site to their web sites. However, there is no established business model for the sale of healthcare products or services over the Internet. Accordingly, we have no significant experience in the sale of products or services online and the development of relationships with providers of such products and services, nor can we predict the rate at which our customers will elect to engage in this form of commerce or the compensation that we will receive for enabling these transactions.

 Lengthy sales and implementation cycles for our solutions could adversely affect our revenue growth

     A key element of our strategy is to market our solutions directly to large healthcare organizations. We will be unable to control many of the factors that will influence our customers' buying decisions. We expect that the sales and implementation process will be lengthy and will involve a significant technical evaluation and commitment of capital and other resources by our customers. The sale and implementation of our solutions are subject to delays due to our customers' internal budgets and procedures for approving large capital expenditures and deploying new technologies within their networks.

     We will need to expend substantial resources to integrate our applications with the existing legacy and client-server architectures of large healthcare organizations. We have limited experience in integrating our applications with large, complex architectures, and we may experience delays in the integration process. These delays would, in turn, delay our ability to generate revenue from these applications and could adversely affect our results of operations.

  We will face significant competition

     The market for healthcare information services is intensely competitive, rapidly evolving and subject to rapid technological change. Many of our competitors have greater financial, technical, product development, marketing and other resources than we have. These organizations may be better known and have more customers than we have. Many of our competitors have also announced or introduced Internet strategies that will compete with our applications and services. We may be unable to compete successfully against these organizations. Some of our large customers may also compete with us. For more information about our competitors, see the section entitled "Business -- Competition."

 Our business could be adversely affected as a result of political, regulatory, economic or other changes in the healthcare industry

     The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. These factors affect the purchasing practices and operation of healthcare organizations. Changes in current healthcare financing and reimbursement systems could cause us to make unplanned modifications of applications or services, or result in delays or cancellations of orders or in the revocation of endorsement of our applications and services by healthcare participants. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our applications and services. We do not know what effect any proposals would have on our business.

  Government regulation could adversely affect our business

     Our business is and will continue to be subject to government regulation. Existing and new laws and regulations could adversely affect our business. Laws and regulations may be adopted with respect to the Internet or other online services covering issues such as:

     - user privacy and patient confidentiality

     - pricing

     - content

     - copyrights and patents

     - distribution

     - characteristic and quality of products and services

     We cannot predict whether these laws will be adopted and how they will affect our business. For more information regarding government regulation to which we are or may be subject, see the section entitled "Business -- Government regulation and legal uncertainties."

 Complying with antitrust regulations may delay completion of our pending acquisitions

     The FTC, Department of Justice or other federal or state regulatory agencies charged with enforcement of the antitrust laws may review our future acquisitions or business activities. We believe that our business activities, contractual relationships and pending acquisitions comply with all applicable antitrust laws.

     In the course of reviewing our pending acquisitions and strategic relationships, it is possible that governmental agencies may seek to require us to modify our pending acquisitions or business activities. If governmental agencies seek modifications, it could delay our completion of these transactions. If the governmental agencies were successful in requiring modifications, it could have an adverse effect on our operations.

 Third parties may bring claims against us as a result of content provided on our web site, which may be expensive and time consuming to defend

     We could be subject to third party claims based on the nature and content of information supplied on our web site by us or third parties, including content providers, medical advisors or users. We could also be subject to liability for content that may be accessible through our web site or third party web sites linked from our web sites or through content and information that may be posted by users in chat rooms or bulletin boards. Even if these claims do not result in liability to us, investigating and defending against these claims could be expensive and time consuming and could divert management's attention away from operating the business.

 Our intellectual property may be subjected to infringement claims or may be infringed upon

     Our intellectual property is important to our business. We could be subject to intellectual property infringement claims as the number of our competitors grows and the functionality of our applications overlaps with competitive offerings. These claims, even if not meritorious, could be expensive and divert management's attention from our operations. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial damage award and to develop noninfringing technology, obtain a license or cease selling the applications that contain the infringing intellectual property. We may be unable to develop noninfringing technology or obtain a license on commercially reasonable terms, or at all. In addition, we may not be able to protect against misappropriation of our intellectual property. Third parties may infringe upon our intellectual property rights. If we do not detect any unauthorized use, we may be unable to enforce our rights.

  Our business will be adversely affected if we cannot attract and retain key personnel

     Our future operating results will substantially depend on the ability of our officers and key employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. We need to attract, integrate, motivate and retain highly skilled technical people. In particular, we need to attract experienced professionals capable of developing, selling and installing complex healthcare information systems. We face intense competition for these people. Our executive management team, including Jeffrey T. Arnold, our Chief Executive Officer, and
W. Michael Long, our Chairman and Chief Operating Officer, are critical to our success.

  Our business could be adversely affected as a result of our international expansion

     One element of our strategic alliance with News Corporation is the formation of WebMD International as a joint venture with News Corporation to launch our services worldwide, other than in the U.S. and Japan. In addition, we have entered into an agreement with one of our strategic partners to form an international joint venture in Japan. We have extremely limited experience in developing localized versions of our products and services. WebMD International and any future international ventures may not be successful in launching our services into foreign markets.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

INTEREST RATE SENSITIVITY

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities. As of December 31, 1999, all of our investments mature in less than three months. See note 1 of notes to consolidated financial statements.

     The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of

December 31, 1999. This table does not include money market funds because those funds are not subject to market risk.

                                                    MATURING IN THREE
                                                     MONTHS OR LESS      FAIR VALUE
                                                    -----------------    ----------
                                                        (Dollars in thousands)
Included in cash and cash equivalents.............      $  4,773          $  4,773
  Weighted-average interest rates.................          6.06%
Included in short-term investments................      $  5,667          $  5,667
  Weighted-average interest rates.................          5.90%

EXCHANGE RATE SENSITIVITY

     Currently, the majority of our sales and expenses are denominated in U.S. dollars and as a result we have experienced no significant foreign exchange gains and losses to date. We conducted only limited transactions in foreign currencies during 1999, and we do not anticipate that foreign exchange gains or losses will be significant in the forseeable future. We have not engaged in foreign currency hedging activities to date.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

     Our financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14(a)(1) for a listing of financial statements provided.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

     Information required by Items 10, 11, 12 and 13 of Part III is omitted from this annual report and will be filed in a definitive proxy statement or by an amendment to this annual report not later than 120 days after the end of the fiscal year covered by this annual report.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     We will provide information that is responsive to this Item 10 regarding our directors and executive officers in our definitive proxy statement or in an amendment to this annual report not later than 120 days after the end of the fiscal year covered by this annual report, in either case under the caption "Directors and Executive Officers," and possibly elsewhere therein. That information is incorporated in this Item 10 by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     We will provide information that is responsive to this Item 11 regarding compensation paid to our executive officers in our definitive proxy statement or in an amendment to this annual report not later than 120 days after the end of the fiscal year covered by this annual report, in either case under the caption "Executive Compensation," and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     We will provide information that is responsive to this Item 12 regarding ownership of our securities by some beneficial owners and our directors and executive officers in our definitive proxy statement or in an amendment to this annual report not later than 120 days after the end of the fiscal year covered by this annual report, in either case under the caption "Security Ownership of Certain Beneficial Owners and Management," and possibly elsewhere therein. That information is incorporated in this Item 12 by reference.

ITEM 13.  RELATED PARTY TRANSACTIONS

     We will provide information that is responsive to this Item 13 regarding transactions with related parties in our definitive proxy statement or in an amendment to this annual report not later than 120 days after the end of the fiscal year covered by this annual report, in either case under the caption "Related Party Transactions," and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)(1) FINANCIAL STATEMENTS, FILED AS PART OF THIS REPORT

          - Report of Independent Auditors

          - Consolidated Balance Sheets As of December 31, 1999 and 1998

          - Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997

          - Consolidated Statements of Stockholders' Equity (Net Capital Deficiency) for the Years Ended December 31, 1999, 1998 and 1997

          - Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

          - Notes to Consolidated Financial Statements

     (A)(2) FINANCIAL STATEMENT SCHEDULES

     Financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or the notes thereto.

     (A)(3) EXHIBITS

EXHIBIT NO.   DESCRIPTION
-----------   -----------
  2.1(a)      Agreement and Plan of Merger dated as of February 13, 2000, between Registrant and Medical Manager Corporation
  2.2(a)      Agreement and Plan of Merger dated as of February 13, 2000, among Registrant, Avicenna Systems Corporation and
              CareInsite, Inc.
  2.3(b)      Agreement and Plan of Reorganization dated as of May 20,
              1999, as amended, by and among Registrant, WebMD, Inc.,
              Water Acquisition Corp.
  2.4(b)      Agreement and Plan of Reorganization dated as of April 20,
              1999, as amended, by and among Registrant, Merc Acquisition
              Corp. and MedE America Corporation
  2.5(b)      Agreement and Plan of Merger dated as of June 30, 1999, as amended, among Registrant, WebMD, Inc., Healtheon/WebMD
              Corporation, GNN Merger Corp. and Greenberg News Networks,
              Inc.
  2.6(c)      Agreement and Plan of Reorganization, dated as of February
              24, 1998, by Registrant, MedNet Acquisition Corp. and
              ActaMed Corporation
  2.7(c)      Agreement and Plan of Merger, dated as of March 1, 1996, by and among Act Corporation, EDI Acquisition, Inc., UHC Green
              Acquisition, Inc. and United HealthCare Corporation,
              including amendment
  2.8(c)      Asset Purchase Agreement, dated June 25, 1998, among
              Registrant, Metis Acquisition Corp. and Metis, LLC
  2.9(d)      Purchase Agreement dated as of December 20, 1999, by and
              among Electronic Data Systems Corporation, Eli Lilly and
              Company, Integrated Medical Systems, Inc., Kinetra LLC and
              Registrant
  2.10(e)     Agreement and Plan of Merger dated as of January 22, 2000, among Registrant, Envoy Corporation, Quintiles Transnational
              Corporation and QFinance, Inc.
  2.11(f)     Agreement and Plan of Merger dated as of February 15, 2000, among Registrant, Tech Acquisition Corporation and OnHealth
              Network Company

EXHIBIT NO.   DESCRIPTION
-----------   -----------
  3.1(g)      Amended and Restated Certificate of Incorporation of
              Registrant, as currently in effect
  3.2(h)      Bylaws of Registrant, as currently in effect
  4.1(c)      Specimen Common Stock certificate
 10.1(c)      Form of Indemnification Agreement to be entered into by
              Registrant with each of its directors and officers
 10.2(c)      Healtheon Corporation 1996 Stock Plan and form of Stock
              Option Agreement
 10.3(c)      ActaMed Corp. 1997 Stock Option Plan
 10.4(c)      ActaMed Corp. 1996 Stock Option Plan
 10.5(c)      ActaMed Corp. 1995 Stock Option Plan
 10.6(c)      ActaMed Corp. 1994 Stock Option Plan
 10.7(c)      ActaMed Corp. 1993 Class B Common Stock Option Plan
 10.8(c)      ActaMed Corp. 1992 Stock Option Plan
 10.9(c)      ActaMed Corp. 1996 Director Stock Option Plan, as amended
 10.10(c)     Amended and Restated Investors' Rights Agreement dated as of
              January 28, 1998 among Healtheon Corporation and certain of
              Registrant's security holders
 10.11(c)     Lease Agreement, dated December 2, 1997, between Larvan
              Properties and Registrant, including addenda
 10.12*(c)    Services Agreement, dated as of December 31, 1997, as
              amended, between ActaMed Corporation and SmithKline Beecham
              Clinical Laboratories, Inc.
 10.13*(c)    Assets Purchase Agreement, dated as of December 31, 1997, as amended, between ActaMed Corporation and SmithKline Beecham
              Clinical Laboratories, Inc.
 10.14*(c)    License Agreement, dated as of December 31, 1997, between
              ActaMed Corporation and SmithKline Beecham Clinical
              Laboratories, Inc.
 10.15*(c)    Development Agreement, dated as of October 31, 1997, between
              ActaMed Corporation and SmithKline Beecham Clinical
              Laboratories, Inc.
 10.16(c)     Amended and Restated Securities Purchase Agreement dated as of August 15, 1996, between Registrant and investors
 10.17(c)     Amended and Restated Series B Preferred Stock Purchase
              Agreement dated October 31, 1996, between Registrant and
              investors
 10.18(c)     Form of Series B Preferred Stock Purchase Warrant between
              Registrant and certain of Registrant's investors
 10.19(c)     Series C Preferred Stock Purchase Agreement dated July 25,
              1997, between Registrant and investors
 10.20(c)     Series D Preferred Stock Purchase Agreement dated October
              13, 1997, between Registrant and investors
 10.21(c)     Full Recourse Promissory Note dated as of July 11, 1997,
              between Registrant and W. Michael Long
 10.22(c)     W. Michael Long Employment Agreement
 10.23(c)     Healtheon 1998 Employee Stock Purchase Plan
 10.24(c)     Series A Preferred Stock Purchase Agreement, dated as of
              October 31, 1998, between Registrant and investors
 10.25*(i)    Asset Purchase Agreement, dated December 31, 1998, between
              Registrant and SmithKline Beecham Clinical Laboratories,
              Inc.
 10.26*(i)    Services Agreement dated January 19, 1999, between
              Registrant and SmithKline Beecham Clinical Laboratories,
              Inc.
 10.27*(j)    Distribution and Cross Promotion Agreement dated May 6, 1999 between Microsoft Corporation, WebTV Networks, Inc., MSNBC
              Interactive News, L.L.C. and WebMD, Inc.
 10.28*(j)    Agreement, dated May 19, 1999, between Registrant, WebMD,
              Inc. and Microsoft Corporation
 10.29        Letter Agreement dated March 27, 2000 between Registrant and
              Microsoft Corporation

EXHIBIT NO.   DESCRIPTION
-----------   -----------
 10.30(j)     Agreement dated September 1, 1999, between Registrant,
              WebMD, Inc., Healtheon/ WebMD, Inc., McKesson HBOC, Inc.,
              HBO & Company, Access Health, Inc. and National Health
              Enhancements Systems, Inc.
 10.31(k)     Investment Agreement dated May 12, 1999, between WebMD,
              Inc., Microsoft Corporation and each of the other persons
              listed on Schedule I thereto
 10.32(k)     Services Agreement dated January 27, 1999 between WebMD,
              Inc. and Gleacher NatWest, Inc., currently known as Gleacher
              & Co., LLC
 10.33(l)     Master Strategic Alliance Agreement dated December 6, 1999 among Registrant, The News Corporation Limited and Fox
              Entertainment Group, Inc.
 10.34*       Master Services, Development and License Agreement dated
              November 12, 1999 between Registrant and Beech Street
              Corporation
 10.35*       Services and License Agreement dated as of October 24, 1999 between Registrant and United HealthCare Services, Inc.
 10.36        Letter Agreement dated January 28, 1999 between WebMD, Inc.
              and E.I. du Pont de Nemours & Company
 10.37*       Collaboration Agreement dated March 30, 1999 between WebMD,
              Inc. and E.I. du Pont de Nemours & Company
 10.38        Letter Agreement dated March 30, 1999 between WebMD, Inc.
              and E.I. du Pont de Nemours & Company
 10.39        Warrant to purchase shares of Series D Common Stock of
              WebMD, Inc. dated March 30, 1999 issued to E. I. du Pont de
              Nemours & Company
 10.40*       Second Amendment to Collaboration Agreement dated as of May
              28, 1999 between WebMD, Inc. and E. I. du Pont de Nemours &
              Company
 10.41        Employment Agreement dated as of September 30, 1998 between
              WebMD, Inc. and Jeffrey T. Arnold
 10.42        Letter Agreement dated May 20, 1999 between Registrant and
              Jeffrey T. Arnold
 10.43        Warrant to purchase shares of common stock of Registrant
              dated March 9, 2000 issued to Gleacher & Co. LLC
 10.44        Warrant to purchase shares of common stock of Registrant
              dated March 9, 2000 issued to Eric J. Gleacher
 10.45        Sublease Agreement between Premiere Technologies, Inc. and
              WebMD, Inc. dated December 15, 1997
 10.46(m)     WebMD, Inc. 1997 Amended and Restated Stock Incentive Plan,
              as amended
 10.47(m)     Director Stock Option Plan of WebMD, Inc.
 10.48(m)     Direct Medical Knowledge, Inc. 1997 Stock Option/Stock
              Issuance Plan
 10.49(m)     Sapient Health Network, Inc. 1996 Stock Incentive Plan
 10.50(m)     Greenberg News Networks, Inc. 1997 Stock Option Plan
 10.51(m)     MedE America Corporation and its Subsidiaries Stock Option
              and Restricted Stock Purchase Plan
 10.52(m)     MedE America Corporation and its Subsidiaries 1998 Stock
              Option and Restricted Stock Purchase Plan
 21           Subsidiaries of Registrant
 23           Consent of Ernst & Young LLP, Independent Auditors
 24           Power of Attorney (see page 49)
 27           Financial Data Schedule (for SEC use only)

---------------
   * Confidential treatment was received, or is requested, with respect to certain portions of this document. Such portions were omitted and filed separately with the Securities and Exchange Commission.

 (a) Incorporated by reference to Registrant's Report on Form 8-K/A filed February 24, 2000

 (b) Incorporated by reference to Registrant's Registration Statement on Form S-4 filed October 19, 1999

 (c) Incorporated by reference to Registrant's Registration Statement on Form S-1 filed January 14, 1999

 (d) Incorporated by reference to Registrant's Report on Form 8-K filed February 10, 2000

 (e) Incorporated by reference to Registrant's Report on Form 8-K filed January 27, 2000

 (f) Incorporated by reference to Registrant's Report on Form 8-K/A filed February 22, 2000

 (g) Incorporated by reference to Registrant's Report on Form 8-K filed February 8, 2000

 (h) Incorporated by reference to Registrant's Report on Form 8-K filed November 29, 1999

 (i) Incorporated by reference to Registrant's Amendment No. 1 to its Registration Statement on Form S-1 filed February 4, 1999

 (j) Incorporated by reference to Registrant's Registration Statement on Form S-4 filed September 7, 1999

 (k) Incorporated by reference to Registrant's Registration Statement on Form S-4 filed September 30, 1999

 (l) Incorporated by reference to Registrant's Report on Form 8-K filed December 10, 1999

 (m) Incorporated by reference to Registrant's Registration Statement on Form S-8 filed November 12, 1999

     (B) REPORTS ON FORM 8-K

     During the last quarter of the fiscal year ending December 31, 1999, Registrant filed the following reports on Form 8-K:

     - Report on Form 8-K filed on November 29, 1999, pursuant to which the Registrant reported the completion of its merger with WebMD, Inc. and its acquisitions of MedE America Corporation and Greenberg News Networks, Inc.

     - Report on Form 8-K filed on December 10, 1996, pursuant to which the Registrant reported the execution of a Master Strategic Alliance Agreement with The News Corporation Limited and Fox Entertainment Group, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 30th day of March, 2000.

                                          HEALTHEON/WEBMD CORPORATION

                                          By:     /s/ Jeffrey T. Arnold
                                             -----------------------------------
                                               Jeffrey T. Arnold
                                               Chief Executive Officer and
                                               Director

                               POWER OF ATTORNEY

     KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, John L. Westermann III and Jack Dennison, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchanges Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                              CAPACITY                       DATE
             ---------                              --------                       ----

  /s/ Jeffrey T. Arnold               Chief Executive Officer and Director    March 30, 2000
------------------------------------  (principal executive officer)
Jeffrey T. Arnold

  /s/ John L. Westermann III          Executive Vice President, Chief         March 30, 2000
------------------------------------  Financial Officer, Treasurer and
John L. Westermann III                Secretary (principal financial
                                      officer)

  /s/ James H. Clark                  Director                                March 30, 2000
------------------------------------
James H. Clark

  /s/ L. John Doerr                   Director                                March 30, 2000
------------------------------------
L. John Doerr

  /s/ U. Bertram Ellis, Jr.           Director                                March 30, 2000
------------------------------------
U. Bertram Ellis, Jr.

  /s/ Eric J. Gleacher                Director                                March 30, 2000
------------------------------------
Eric J. Gleacher

  /s/ W. Michael Long                 Director                                March 30, 2000
------------------------------------
W. Michael Long

  /s/ William P. Payne                Director                                March 30, 2000
------------------------------------
William P. Payne

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Healtheon/WebMD Corporation

     We have audited the accompanying consolidated balance sheets of Healtheon/WebMD Corporation (formerly Healtheon Corporation) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Healtheon/WebMD Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Atlanta, Georgia
February 29, 2000

                          HEALTHEON/WEBMD CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------    ---------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  285,619    $  19,389
  Short-term investments....................................       5,667       17,428
  Accounts receivable, net of allowance for doubtful
     accounts of $2,681 in 1999 and $152 in 1998............      39,977        4,594
  Accounts receivable from related parties..................      11,534        3,360
  Current portion prepaid content and services -- related
     parties................................................       3,881           --
  Current portion prepaid content and services..............       1,555           --
  Other current assets......................................      15,372          706
                                                              ----------    ---------
          Total current assets..............................     363,605       45,477
Property and equipment, net.................................      48,384       12,285
Prepaid content and services -- related parties.............     171,715           --
Prepaid content and services................................     101,323           --
Goodwill, net...............................................   3,230,412        4,147
Intangible assets, net......................................     317,147       15,721
Other assets................................................       9,876        2,310
                                                              ----------    ---------
                                                              $4,242,462    $  79,940
                                                              ==========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................  $       --    $   1,213
  Accounts payable..........................................      77,288        5,178
  Accrued merger costs......................................       8,246           --
  Accrued compensation......................................      10,994        2,424
  Other accrued liabilities.................................      43,601        4,559
  Deferred revenue..........................................       4,891        1,874
  Current portion of capital lease obligations..............       2,281        2,295
                                                              ----------    ---------
          Total current liabilities.........................     147,301       17,543
Deferred tax liability......................................     118,794           --
Other long-term liabilities.................................       2,695        2,984
Commitments
Stockholders' equity:
  Convertible preferred stock, $.0001 par value, issuable in series; 1999: 5,000,000 authorized, no shares issued or
     outstanding; 1998: 8,285,007 shares authorized,
     7,683,341, shares issued and outstanding; at amounts
     paid in (aggregate liquidation preference $46,101 at
     December 31, 1998).....................................          --       46,101
  Common stock, $.0001 par value; 1999: 600,000,000 shares
     authorized; 153,569,296 shares issued and outstanding;
     1998: 150,000,000 shares authorized; 54,463,097 shares
     issued and outstanding.................................          16            5
  Additional paid-in capital................................   4,370,165      123,670
  Deferred stock compensation...............................      (5,089)      (6,935)
  Accumulated deficit.......................................    (391,420)    (103,428)
                                                              ----------    ---------
                                                               3,973,672       59,413
                                                              ----------    ---------
                                                              $4,242,462    $  79,940
                                                              ==========    =========

                            See accompanying notes.

                          HEALTHEON/WEBMD CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               YEARS ENDED DECEMBER 31,
                                                        --------------------------------------
                                                           1999          1998          1997
                                                        ----------    ----------    ----------
Revenue:
  Service revenue.....................................  $   57,421    $   27,102    $    4,301
  Service revenue from related parties................      37,210        20,956         7,309
  Software licenses...................................       7,518           780         1,780
                                                        ----------    ----------    ----------
  Total revenue.......................................     102,149        48,838        13,390
Operating costs and expenses:
  Cost of operations:
     Cost of operations...............................      58,267        26,907         3,910
     Cost of operations from related parties..........      30,309        16,107         6,536
                                                        ----------    ----------    ----------
  Total cost of operations............................      88,576        43,014        10,446
  Development and engineering.........................      29,669        19,002        12,267
  Sales and marketing.................................      54,556         9,249         6,088
  General and administrative..........................      27,759        15,466         4,008
  Depreciation and amortization.......................     193,067        16,055         6,004
                                                        ----------    ----------    ----------
  Total operating costs and expenses..................     393,627       102,786        38,813
                                                        ----------    ----------    ----------
Loss from operations..................................    (291,478)      (53,948)      (25,423)
  Interest income.....................................       4,013         1,262           611
  Interest expense....................................        (527)         (472)         (323)
  Other...............................................          --          (890)       (2,870)
                                                        ----------    ----------    ----------
Net loss..............................................  $ (287,992)   $  (54,048)   $  (28,005)
                                                        ==========    ==========    ==========
Basic and diluted net loss per common share...........  $    (3.58)   $    (1.54)   $    (3.88)
                                                        ==========    ==========    ==========
Weighted-average shares outstanding used in computing
  basic and diluted net loss per common share.........  80,366,695    34,986,660     7,223,158
                                                        ==========    ==========    ==========

                            See accompanying notes.

                          HEALTHEON/WEBMD CORPORATION

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                          CONVERTIBLE
                                          REDEEMABLE              CONVERTIBLE
                                        PREFERRED STOCK         PREFERRED STOCK          COMMON STOCK       ADDITIONAL
                                     ---------------------   ---------------------   --------------------     PAID-IN
                                       SHARES      AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT     CAPITAL
                                     -----------   -------   -----------   -------   -----------   ------   -----------
Balance at December 31, 1996.......   14,170,947   $39,578    13,285,000   $11,607     8,652,422    $ 1     $     1,523
Net loss and comprehensive loss....           --        --            --        --            --     --              --
Issuance of common stock for
 options and restricted stock
 exercises by employees............           --        --            --        --     1,397,844     --             297
Repurchase of employee common
 stock.............................           --        --            --        --      (613,542)    --             (31)
Issuance of Series A and Series B
 convertible preferred stock for
 services..........................           --        --        45,000        55            --     --              --
Issuance of Series B convertible
 preferred stock for cash..........           --        --        15,000        30            --     --              --
Issuance of Series B convertible
 preferred to officer for note
 receivable........................           --        --       250,000       500            --     --              --
Issuance of Series B stock warrants
 in connection with bridge
 financing.........................           --        --            --        64            --     --              --
Issuance of Series C convertible
 preferred stock for cash and
 conversion of bridge note.........           --        --     2,600,000     6,500            --     --              --
Issuance of Series D convertible
 preferred stock for cash..........           --        --     4,807,692    25,000            --     --              --
Issuance of Series D convertible
 redeemable preferred stock for
 asset purchase....................    2,317,913     8,500            --        --            --     --              --
Repayment of note receivable from
 officer...........................           --        --            --        --            --     --              --
Dividends accrued on convertible
 redeemable preferred stock........           --     2,870            --        --            --     --              --
Deferred stock compensation........           --        --            --        --            --     --           2,713
Amortization of deferred stock
 compensation......................           --        --            --        --            --     --              --
                                     -----------   -------   -----------   -------   -----------    ---     -----------
Balance at December 31, 1997.......   16,488,860    50,948    21,002,692    43,756     9,436,724      1           4,502
Net loss and comprehensive loss....           --        --            --        --            --     --              --
Issuance of common stock for
 options and restricted stock
 exercises by employees............           --        --            --        --     3,532,731     --           5,849
Repurchase of employee common
 stock.............................           --        --            --        --      (714,896)    --          (2,176)
Issuance of Series B convertible
 preferred stock for warrant
 exercise..........................           --        --     1,017,229     2,034            --     --              --
Issuance of Series D convertible
 redeemable preferred stock for
 asset purchase....................      763,548     2,800            --        --            --     --              --
Dividends accrued on convertible
 redeemable preferred stock........           --       890            --        --            --     --              --
Conversion of redeemable preferred
 and preferred stock to common
 stock.............................  (17,252,408)  (54,638)  (22,019,921)  (45,790)   39,272,329      4          94,115
Issuance of Series A convertible
 preferred stock...................           --        --     7,683,341    46,101            --     --              --
Issuance of common stock for asset
 purchases.........................           --        --            --        --     2,936,209     --          13,220
Repayment of note receivable from
 officer...........................           --        --            --        --            --     --              --
Deferred stock compensation........           --        --            --        --            --     --           8,160
Amortization of deferred stock
 compensation......................           --        --            --        --            --     --              --
                                     -----------   -------   -----------   -------   -----------    ---     -----------
Balance at December 31, 1998.......           --        --     7,683,341    46,101    54,463,097      5         123,670
Net loss and comprehensive loss....           --        --            --        --            --     --              --
Issuance of common stock for
 options exercises by employees....           --        --            --        --     5,501,438      1          14,884
Repurchase of employee common
 stock.............................           --        --            --        --      (147,201)    --            (608)
Issuance of common stock under
 employee stock purchase plan......           --        --            --        --       635,201     --           4,319
Issuance of common stock for
 warrant exercise..................           --        --            --        --       976,489     --           2,716
Issuance of common stock in
 connection with initial public
 offering, net of issuance costs of
 $4,602............................           --        --            --        --     5,750,000      1          41,398
Conversion of preferred stock to
 common stock in connection with
 initial public offering...........           --        --    (7,683,341)  (46,101)    7,683,341      1          46,100
Issuance of common stock for
 services..........................           --        --            --        --         8,020     --              48
Issuance of common stock for asset
 purchase..........................           --        --            --        --     1,833,333     --          11,000
Issuance of common stock and
 assumption of options and warrants
 in connection with the 1999
 Mergers...........................           --        --            --        --    76,865,578      8       4,120,851
Deferred stock compensation........           --        --            --        --            --     --           6,261
Adjustment to deferred stock
 compensation for terminations.....           --        --            --        --            --     --            (474)
Amortization of deferred stock
 compensation......................           --        --            --        --            --     --              --
                                     -----------   -------   -----------   -------   -----------    ---     -----------
Balances at December 31, 1999......           --   $    --            --   $    --   153,569,296    $16     $ 4,370,165
                                     ===========   =======   ===========   =======   ===========    ===     ===========

                                                                                   TOTAL
                                        NOTE                                   STOCKHOLDERS'
                                     RECEIVABLE     DEFERRED                      EQUITY
                                        FROM         STOCK       ACCUMULATED   (NET CAPITAL
                                      OFFICER     COMPENSATION     DEFICIT      DEFICIENCY)
                                     ----------   ------------   -----------   -------------
Balance at December 31, 1996.......    $   --       $    --       $ (27,684)    $  (14,553)
Net loss and comprehensive loss....        --            --         (28,005)       (28,005)
Issuance of common stock for
 options and restricted stock
 exercises by employees............        --            --              --            297
Repurchase of employee common
 stock.............................        --            --              --            (31)
Issuance of Series A and Series B
 convertible preferred stock for
 services..........................        --            --              --             55
Issuance of Series B convertible
 preferred stock for cash..........        --            --              --             30
Issuance of Series B convertible
 preferred to officer for note
 receivable........................      (500)           --              --             --
Issuance of Series B stock warrants
 in connection with bridge
 financing.........................        --            --              --             64
Issuance of Series C convertible
 preferred stock for cash and
 conversion of bridge note.........        --            --              --          6,500
Issuance of Series D convertible
 preferred stock for cash..........        --            --              --         25,000
Issuance of Series D convertible
 redeemable preferred stock for
 asset purchase....................        --            --              --             --
Repayment of note receivable from
 officer...........................       151            --              --            151
Dividends accrued on convertible
 redeemable preferred stock........        --            --              --             --
Deferred stock compensation........        --        (2,713)             --             --
Amortization of deferred stock
 compensation......................        --           562              --            562
                                       ------       -------       ---------     ----------
Balance at December 31, 1997.......      (349)       (2,151)        (55,689)        (9,930)
Net loss and comprehensive loss....        --            --         (54,048)       (54,048)
Issuance of common stock for
 options and restricted stock
 exercises by employees............        --            --              --          5,849
Repurchase of employee common
 stock.............................        --            --              --         (2,176)
Issuance of Series B convertible
 preferred stock for warrant
 exercise..........................        --            --              --          2,034
Issuance of Series D convertible
 redeemable preferred stock for
 asset purchase....................        --            --              --             --
Dividends accrued on convertible
 redeemable preferred stock........        --            --              --             --
Conversion of redeemable preferred
 and preferred stock to common
 stock.............................        --            --           6,309         54,638
Issuance of Series A convertible
 preferred stock...................        --            --              --         46,101
Issuance of common stock for asset
 purchases.........................        --            --              --         13,220
Repayment of note receivable from
 officer...........................       349            --              --            349
Deferred stock compensation........        --        (8,160)             --             --
Amortization of deferred stock
 compensation......................        --         3,376              --          3,376
                                       ------       -------       ---------     ----------
Balance at December 31, 1998.......        --        (6,935)       (103,428)        59,413
Net loss and comprehensive loss....        --            --        (287,992)      (287,992)
Issuance of common stock for
 options exercises by employees....        --            --              --         14,885
Repurchase of employee common
 stock.............................        --            --              --           (608)
Issuance of common stock under
 employee stock purchase plan......        --            --              --          4,319
Issuance of common stock for
 warrant exercise..................        --            --              --          2,716
Issuance of common stock in
 connection with initial public
 offering, net of issuance costs of
 $4,602............................        --            --              --         41,399
Conversion of preferred stock to
 common stock in connection with
 initial public offering...........        --            --              --             --
Issuance of common stock for
 services..........................        --            --              --             48
Issuance of common stock for asset
 purchase..........................        --            --              --         11,000
Issuance of common stock and
 assumption of options and warrants
 in connection with the 1999
 Mergers...........................        --            --              --      4,120,859
Deferred stock compensation........        --        (6,261)             --             --
Adjustment to deferred stock
 compensation for terminations.....        --           474              --             --
Amortization of deferred stock
 compensation......................        --         7,633              --          7,633
                                       ------       -------       ---------     ----------
Balances at December 31, 1999......    $   --       $(5,089)      $(391,420)    $3,973,672
                                       ======       =======       =========     ==========

                            See accompanying notes.

                          HEALTHEON/WEBMD CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 1999         1998        1997
                                                              ----------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $ (287,992)   $(54,048)   $(28,005)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Amortization of intangibles.............................     183,357      13,382       7,564
    Depreciation............................................       9,710       6,198       1,755
    Amortization of deferred stock compensation.............       7,633       3,376         562
    Other...................................................          --         890       2,989
    Changes in operating assets and liabilities:
      Accounts receivable...................................     (20,653)     (3,510)       (806)
      Other assets..........................................      (9,051)        769         (73)
      Accounts payable......................................      13,418       2,857         751
      Accrued compensation and other liabilities............      18,509       4,996         345
      Prepaid content and services..........................       6,066          --          --
      Deferred revenue......................................       3,017      (1,522)     (1,285)
                                                              ----------    --------    --------
  Net cash used in operating activities.....................     (75,986)    (26,612)    (16,203)
                                                              ----------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments........................     (23,954)    (22,529)     (5,300)
  Maturities of short-term investments......................      35,715      10,401          --
  Increase in restricted cash...............................          --          --        (867)
  Purchases of property and equipment.......................     (27,045)     (6,340)     (2,817)
  Cash acquired in business combination, net of cash paid...     298,013        (652)         --
  Cash acquisition costs....................................      (1,563)         --          --
  Capitalized internally developed software costs...........          --          --        (291)
                                                              ----------    --------    --------
  Net cash provided by (used in) investing activities.......     281,166     (19,120)     (9,275)
                                                              ----------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit borrowings and bridge
    notes...................................................          --          --       5,395
  Payment of line of credit borrowings and bridge notes.....      (1,428)     (2,212)         --
  Proceeds from line of credit borrowings from related
    party...................................................          --       1,000          --
  Payments of line of credit borrowings from related
    party...................................................          --      (1,000)         --
  Proceeds from issuance of preferred stock.................          --      48,135      29,530
  Proceeds from issuance of common stock in connection with
    initial public offering, net of issuance costs..........      41,399          --          --
  Proceeds from issuance of common stock, net of
    repurchases.............................................      21,312       3,673         266
  Principal payments of capital lease obligations...........        (233)       (979)       (748)
                                                              ----------    --------    --------
  Net cash provided by financing activities.................      61,050      48,617      34,443
                                                              ----------    --------    --------
Net increase in cash and cash equivalents...................     266,230       2,885       8,965
Cash and cash equivalents at beginning of year..............      19,389      16,504       7,539
                                                              ----------    --------    --------
Cash and cash equivalents at end of year....................  $  285,619    $ 19,389    $ 16,504
                                                              ==========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid.............................................  $      527    $    350    $    252
                                                              ==========    ========    ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Issuance of common stock in connection with the 1999
    Mergers.................................................  $4,120,859    $     --    $     --
                                                              ==========    ========    ========
  Equipment acquired under capital lease obligations........  $    9,374    $  6,481    $    774
                                                              ==========    ========    ========
  Issuance of note receivable from officer for preferred
    stock...................................................  $       --    $     --    $    500
                                                              ==========    ========    ========
  Conversion of bridge notes to preferred stock.............  $       --    $     --    $  2,000
                                                              ==========    ========    ========
  Issuance of convertible redeemable preferred stock for
    acquisitions............................................  $       --    $  2,800    $  8,500
                                                              ==========    ========    ========
  Issuance of common stock for asset purchases..............  $   11,000    $ 13,220    $     --
                                                              ==========    ========    ========
  Value of warrant issued in connection with service
    agreement...............................................  $       --    $    830    $     --
                                                              ==========    ========    ========
  Deferred stock compensation related to options granted....  $    6,261    $  8,160    $  2,713
                                                              ==========    ========    ========
  Conversion of convertible redeemable preferred and
    convertible preferred stock to common stock.............  $   46,101    $ 94,119    $     --
                                                              ==========    ========    ========

                            See accompanying notes.

                          HEALTHEON/WEBMD CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

     Healtheon/WebMD Corporation ("the Company") was incorporated in December 1995 and commenced operations in January 1996. In November 1999, Healtheon Corporation ("Healtheon") completed the mergers ("the 1999 Mergers") with WebMD, Inc., ("WebMD"), MedE America Corporation and Subsidiaries, Inc. ("MedE America") and Greenberg News Networks, Inc. ("Medcast") and changed its name from Healtheon Corporation to Healtheon/WebMD Corporation (See Note 2.) In May 1998, the Company merged with ActaMed Corporation in a transaction accounted for as a pooling of interests (See Note 2.) All financial information has been presented to reflect the combined operations of Healtheon and ActaMed for all years presented and for WebMD, MedE America, and Medcast for the period subsequent to November 12, 1999. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The Company provides web-based healthcare information and services to facilitate connectivity and transactions among physicians, patients, payers and other healthcare industry participants. The Company's Internet-based information and transaction platform allows for the exchange of information among the disparate information systems used by healthcare industry participants and supports administrative transaction services, including patient enrollment, eligibility determination, referrals and authorizations, laboratory and diagnostic test orders and results, clinical data retrieval and claims processing.

ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ materially from these estimates.

CASH, CASH EQUIVALENT AND SHORT-TERM INVESTMENTS

     All highly liquid investments with an original maturity from date of purchase of three months or less are considered to be cash equivalents. The Company's cash, cash equivalents and short-term investments are invested in various investment-grade commercial paper, money market accounts and certificates of deposit. All short-term investments mature within nine months. The fair value of cash equivalents and short-term investments is as follows:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------    -------
Cash equivalents:
  Corporate and other non-government securities.........  $ 37,254    $19,346
  Money market funds....................................   248,365         43
                                                          --------    -------
                                                           285,619     19,389
Short-term investments:
  Corporate and other non-government securities.........     5,667     17,428
                                                          --------    -------
                                                          $291,286    $36,817
                                                          ========    =======

     Net unrealized gains (losses) were immaterial at December 31, 1999 and 1998.

     Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Marketable debt and equity

                          HEALTHEON/WEBMD CORPORATION
securities are classified as available-for-sale, and are carried at their fair value, with the unrealized gains and losses, when material, reported net-of-tax in a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income or expense. The cost of securities sold is based on specific identification. Interest and dividends on securities classified as available-for-sale are included in interest income.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, net of accumulated amortization and depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the related asset, generally three to seven years for equipment and twenty to twenty-five years for buildings. Leasehold improvements and equipment acquired under capital leases are amortized over the shorter of the lease term or the estimated useful life of the related asset.

GOODWILL AND INTANGIBLE ASSETS

     Goodwill and intangible assets result from acquisitions accounted for under the purchase method. (See Note 2.) Amortization of intangible assets is provided on the straight-line basis over the respective estimated useful lives of the assets. Goodwill is being amortized over estimated useful lives of three to four years. Intangible assets related to acquired technology, customer lists, trademarks and other intangibles are being amortized on a straight-line method over the estimated useful life of the related asset, generally one to four years. The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or intangible assets or render the goodwill or intangible assets not recoverable. If such circumstances arise, the Company would use an estimate of the undiscounted value of expected future operating cash flows to determine whether the goodwill or intangibles are impaired. To date, no impairment indicators have been identified.

SOFTWARE DEVELOPMENT COSTS

     Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based upon the Company's product development process, technological feasibility is established upon the completion of a working model. Capitalized internally developed software costs were approximately $291 in 1997. There were no internally developed software costs capitalized in 1999 or 1998. Amortization expense related to capitalized internally developed software costs included in cost of revenue was approximately $782 and $376 for the years ended December 31, 1998 and 1997 (zero in 1999). Development costs related to the enhancement and modification of Internet properties are expensed as incurred and are included in development and engineering expenses.

REVENUE RECOGNITION

     The Company provides healthcare transaction and network-based services; subscriptions to the Company's web site; advertising and site sponsorship; e-commerce and other services; development and consulting services; and management and operation of customers' information technology ("IT") infrastructure. The Company also has recognized revenue from software license fees; however, the Company does not anticipate that a material amount of revenue will be earned from software licenses in the foreseeable future. To date, the Company has derived no significant revenue from brokers, value-added resellers or systems integrators.

     Revenue is recognized when the services are performed or the products are delivered. The Company earns revenue from fixed fee subscription arrangements, which are recognized ratably over the term of the

                          HEALTHEON/WEBMD CORPORATION
applicable agreement. Revenue relating to software license fees are recognized when a noncancelable license agreement has been signed with a customer, the software product covered by the license agreement has been delivered, there are no uncertainties surrounding product acceptance, there are no significant future performance obligations, the license fees are fixed and determinable and collection of the license fees is considered probable. These products do not require significant customization. Cash received in excess of revenue recognized relating to such services has been recorded as deferred revenue in the accompanying consolidated balance sheets.

     The Company has entered into agreements that provide for the placement and sponsorship of subscriptions, co-promotion and marketing rights, and web site content licenses. Under such agreements, the Company generally pays a fee for co-promotion services and branding rights and generally shares in the net advertising and e-commerce revenues generated by the co-branded web sites and web pages. Several of these relationships include the issuance of equity securities by the Company. The Company has not recognized any revenue related to the nonmonetary exchange of advertising for advertising, when such exchanges were not objectively determinable based on the criteria set forth in Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions."

     Revenue recognized during 1999 from arrangements deemed to be nonmonetary exchanges of the Company's products and services for customer products and services totaled approximately $6,000. Revenues from these exchanges are recorded at the fair value of the products and services provided or received, whichever is more clearly evident. There was no corresponding cost of revenues related to these transactions.

     During 1997, the Company entered into agreements with two customers to manage and operate their current and expanding IT operations, to develop a suite of specific Internet-based commercial software applications and to assist these customers in migrating from their current IT operating environment to these new applications. The Company utilizes its own personnel, certain outside contractors and certain personnel and facilities of one of the customers that are leased under contract terms for these services. The cost of these leased customer personnel and facilities is included as part of the total costs of the IT and development services that are billed to the customers. In 1999, 1998, and 1997, the Company recognized revenue of approximately $17,736, $15,061 and $2,100 for the IT services and approximately $6,310, $6,471 and $200 for the development services. Revenue recognized for IT services included $11,951, $11,792 and $1,909 in 1999, 1998 and 1997 related to leased personnel and facilities. These amounts were also included in cost of operations for the respective periods.

     In December 1996, through a subsidiary, the Company entered into an agreement to license a newly granted patent to IBM. As part of this agreement, IBM agreed to pay $4,800 over a four-year period. Because of the extended payment terms and the subsidiary's uncertain relationship with IBM, the Company concluded that collection was not assured and, accordingly, recorded this revenue as the proceeds were collected. In 1999, the Company amended the agreement with IBM such that the remaining payment stream was discounted by 10.5% in exchange for immediate payment of the revised balance due, resulting in recognition of the remaining deferred revenue. As a result, the Company recognized software licenses revenue from this license sale of $1,518 in 1999 and $780 in both 1998 and 1997.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value for marketable securities is based on quoted market prices. The carrying value of these securities approximates their fair value.

                          HEALTHEON/WEBMD CORPORATION

     The fair value of notes is estimated by discounting the future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

     The fair value of short-term and long-term capital lease obligations is estimated based on current interest rates available to the Company for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their respective fair values.

CONCENTRATION OF CREDIT RISK

     The Company currently derives a substantial portion of its consolidated revenue from a few large customers, one of which is a related party. Four customers represented 41% of the total of trade accounts receivable and amounts due from related parties at December 31, 1999. At December 31, 1998, two customers represented 42% of the total balance of trade accounts receivable and amounts due from related parties. The Company believes that the concentration of credit risk in its trade receivables, with respect to its limited customer base, is substantially mitigated by its credit evaluation process. The Company does not require collateral. To date, the Company's bad debt write-offs have not been significant.

ADVERTISING COSTS

     Advertising production costs are recorded as expense the first time an advertisement appears. The costs of communicating advertising are incurred and expensed as the advertisement is broadcast in accordance with Statement of Position No. 93-7 "Reporting on Advertising Costs." All other advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs. Advertising expense totaled approximately $9,132 in 1999 and was not material in 1998 and 1997. Included in other current assets are costs related to specific advertisements scheduled to appear in early 2000 totaling $6,027.

INCOME TAXES

     Income taxes have been provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes."

ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. As permitted under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company accounts for stock option grants to employees and directors in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees."

NET LOSS PER COMMON SHARE

     Basic net loss per common share and diluted net loss per common share are presented in conformity with SFAS No. 128, "Earnings Per Share," for all periods presented. In accordance with SFAS No. 128, basic net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. On May 19, 1998, in connection with the Company's merger with ActaMed, all outstanding shares of the Company's convertible preferred stock and ActaMed's convertible redeemable preferred stock were converted into an aggregate of 39,272,329 shares of common stock.

                          HEALTHEON/WEBMD CORPORATION

     The following table presents the calculation of basic and diluted net loss per common share:

                                                       YEAR ENDED DECEMBER 31,
                                              -----------------------------------------
                                                 1999           1998           1997
                                              -----------    -----------    -----------
Net loss....................................  $  (287,992)   $   (54,048)   $   (28,005)
                                              ===========    ===========    ===========
Basic and diluted:
  Weighted-average shares of common stock
     outstanding............................   81,330,212     36,417,963      8,621,171
  Less: Weighted-average shares subject to
     repurchase.............................     (963,517)    (1,431,303)    (1,398,013)
                                              -----------    -----------    -----------
Weighted-average shares used in computing
  basic and diluted net loss per common
  share.....................................   80,366,695     34,986,660      7,223,158
                                              ===========    ===========    ===========
Basic and diluted net loss per common
  share.....................................  $     (3.58)   $     (1.54)   $     (3.88)
                                              ===========    ===========    ===========

     The Company has excluded all convertible redeemable preferred stock, convertible preferred stock, warrants, outstanding stock options and shares subject to repurchase by the Company from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted loss per share was 63,898,198 in 1999, 23,020,426 in 1998 and 51,216,689 in
1997.

COMPREHENSIVE LOSS

     The Company has no material components of other comprehensive loss, and accordingly the comprehensive loss is the same as net loss for all periods presented.

RECLASSIFICATIONS

     Certain reclassifications have been made to the financial statements to conform with the current year presentation. These reclassifications had no effect on previously reported financial position or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt SFAS No. 133 for the year ending December 31, 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS No. 133 is expected to have no material impact on the financial condition or results of operations.

     On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition principles comply with SAB 101.

     In January 2000, the Emerging Issues Task Force of the FASB reached consensus on Issue 99-17 "Accounting for Advertising Barter Transactions." ("EITF 99-17"). EITF 99-17 establishes accounting and reporting standards for barter transactions which involve nonmonetary exchanges of advertising. It requires that an entity recognize revenue and expenses from advertising barter transactions at the fair value of the advertising surrendered only when an entity has a historical practice of receiving cash for similar

                          HEALTHEON/WEBMD CORPORATION
transactions. The Company does not believe that the adoption of EITF 99-17 will have a material impact on its financial condition or results of operations.

     In March 2000, the Emerging Issues Task Force of the FASB reached consensus on Issue 00-2 "Accounting for Website Development Costs." ("EITF 00-2"). EITF 00-2 establishes how an entity should account for costs incurred to develop a website. It requires that an entity capitalize costs during the web application and infrastructure and graphics development stages of development. The consensus is effective for all costs incurred beginning after June 30, 2000, although earlier adoption is encouraged. The Company is currently evaluating the adoption of EITF 00-2 and its potential impact on its financial condition or results of operations.

2. BUSINESS COMBINATIONS

THE 1999 MERGERS

     On May 20, 1999, Healtheon entered into an agreement to merge with WebMD, a provider of web-based solutions for the administrative, communications and information needs of healthcare professionals and the healthcare informational needs of consumers. Healtheon exchanged 1.796 shares of its common stock for each share of WebMD stock. The total purchase consideration was approximately $3,659,921, comprising the issuance of 63,932,659 shares of Healtheon's common stock with an aggregate fair value of $2,204,478, the assumption of options and warrants to purchase 49,012,168 shares of Healtheon's common stock with an aggregate fair value of approximately $1,409,746, and $45,697 of acquisition costs. Acquisition costs consisted principally of investment banking fees, professional services fees, including attorneys, accountants and printers, filing and registration costs and approximately $2,530 of merger-related restructuring costs. The acquisition has been accounted for using the purchase method and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. The total goodwill recorded in connection with the purchase was $2,944,804 and is being amortized over three years. The values, totaling approximately $196,307, assigned to WebMD's acquired technology, customer lists, trademarks, and other intangibles, were determined through independent appraisal. WebMD's results of operations, including approximately $144,006 of amortization expense related to goodwill and separately identifiable intangibles, have been included in the consolidated financial statements from November 12, 1999, the closing date of the acquisition.

     On April 21, 1999, Healtheon entered into an agreement to acquire MedE America, a provider of healthcare transaction services for hospitals, pharmacies, physicians, dentists, payers and pharmacy benefit managers (PBMs). Healtheon exchanged 0.7494 shares of its common stock for each share of MedE America stock. The total purchase consideration was approximately $417,292, comprising the issuance of 10,404,454 shares of Healtheon's common stock with an aggregate fair value of $388,221, the assumption of options to purchase 468,584 shares of Healtheon's common stock with an aggregate fair value of approximately $13,644, and $15,427 of acquisition costs. Acquisition costs consisted principally of investment banking fees, professional services fees, including attorneys, accountants and printers, filing and registration costs and approximately $4,756 of merger-related restructuring costs. The acquisition has been accounted for using the purchase method and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. The total goodwill recorded in connection with the purchase was $324,983 and is being amortized over four years. The values, totaling approximately $105,545, assigned to MedE America's customer lists, trademarks and acquired technology, were determined through independent appraisal. MedE America's results of operations, including approximately $18,836 of amortization expense related to goodwill and separately identifiable intangibles, have been included in the consolidated financial statements from November 12, 1999, the closing date of the acquisition.

                          HEALTHEON/WEBMD CORPORATION

     On June 30, 1999, Healtheon entered into an agreement to acquire Medcast, an Internet-based medical news and information service. Healtheon exchanged 2,692,501 million shares or options to purchase shares of its common stock and approximately $2,336 in cash for all Medcast outstanding stock. The total purchase consideration was approximately $112,953, comprising the issuance of 2,528,465 shares of Healtheon's common stock with an aggregate fair value of $101,391, the assumption of options to purchase 164,036 shares of Healtheon's common stock with an aggregate fair value of approximately $3,378, $2,336 in cash and $5,848 of acquisition costs. The acquisition has been accounted for using the purchase method and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. The total goodwill recorded in connection with the purchase was approximately $109,755 and is being amortized over three years. The values, totaling $17,700, assigned to Medcast's customer lists, trademarks and acquired technology, were determined through independent appraisal. Medcast's results of operations, including approximately $5,834 of amortization expense related to goodwill and separately identifiable intangibles, have been included in the consolidated financial statements from November 12, 1999, the closing date of the acquisition.

     The fair value per share of Healtheon's common stock was based on the closing price of Healtheon's common stock on the five days prior and subsequent to the days the mergers were announced, or, if applicable, the days the merger agreements were amended, which were September 7, 1999 for WebMD, October 6, 1999 for Medcast and April 21, 1999 for MedE America.

     The following unaudited proforma financial information gives effect to the acquisitions of WebMD, MedE America and Medcast, including the amortization of goodwill and other intangible assets as if they had occurred as of the beginning of each period presented. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated at the dates indicated, nor is it necessarily indicative of future operating results of the combined companies and should not be construed as representative of these amounts for any future periods. (unaudited):

                                                     YEARS ENDED DECEMBER 31,
                                                     -------------------------
                                                        1999          1998
                                                     ----------    -----------
Net revenue........................................  $  170,605    $   102,587
                                                     ==========    ===========
Net loss...........................................  $1,546,801    $(1,351,261)
                                                     ==========    ===========
Basic and diluted net loss per share...............  $   (10.53)   $    (12.08)
                                                     ==========    ===========

METIS, LLC

     On August 25, 1998, the Company acquired the assets of Metis, LLC, a provider of Internet and intranet-based consulting, design and development services for the healthcare industry. The total purchase consideration was approximately $9,400, comprising the issuance of 1,600,000 shares of its common stock with an aggregate fair value of $8,320, a cash payment of $620 and the assumption of certain liabilities. Of the shares issued, 476,548 shares were issued to employees under restricted stock purchase agreements subject to a lapsing right of repurchase, at the Company's option, over the respective vesting periods. The acquisition has been accounted for using the purchase method and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. The total goodwill recorded in connection with the purchase was $7,700 and is being amortized over three years. The value assigned to Metis' assembled workforce of $1,400 was determined through independent appraisal and is being amortized over two years.

                          HEALTHEON/WEBMD CORPORATION

Metis' results of operations, including $692 and $259 in goodwill amortization in 1999 and 1998, respectively, have been included in the consolidated financial statements from its date of acquisition.

ACTAMED CORPORATION

     On May 19, 1998, Healtheon completed its merger with ActaMed, a developer and provider of an integrated healthcare network, in a transaction that has been accounted for as a pooling of interests. Accordingly, the financial information presented reflects the combined financial position and operations of Healtheon and ActaMed for all dates and periods presented. Healtheon issued 23,271,355 shares of its common stock in exchange for all of the outstanding shares of common and convertible redeemable preferred stock of ActaMed. Healtheon also assumed all outstanding stock options and warrants to acquire 3,383,011 shares of ActaMed capital stock, after giving effect to the exchange ratio.

     Separate results of the combined entities for the four months ended April 30, 1998 (period ended immediately prior to the merger) and the full year of 1997 were as follows (unaudited):

                                                  FOUR MONTHS
                                                     ENDED            YEAR ENDED
                                                 APRIL 30, 1998    DECEMBER 31, 1997
                                                 --------------    -----------------
Revenue:
  Healtheon....................................     $  6,405           $  3,199
  ActaMed......................................        6,690             10,191
                                                    --------           --------
                                                    $ 13,095           $ 13,390
                                                    ========           ========
Net loss:
  Healtheon....................................     $ (6,664)          $(13,979)
  ActaMed......................................       (6,186)          $(14,026)
                                                    --------           --------
                                                    $(12,850)          $(28,005)
                                                    ========           ========

     There were no intercompany transactions between the two companies or significant conforming accounting adjustments.

3. SERVICES AGREEMENT WITH SMITHKLINE BEECHAM CLINICAL LABORATORIES, INC.

     In connection with a 1997 five-year Services Agreement with SmithKline Labs, the Company acquired a license to SmithKline Labs' SCAN software and computer workstations that reside in various medical providers' offices. At December 31, 1997, the SCAN license and the assets from one region of the country were transferred to Healtheon for $2,000 in cash and 2,317,913 shares of Series D convertible redeemable preferred stock valued at $8,500. The assets for the remaining regions of the country were transferred to the Company, and the Company paid the remaining purchase price of $7,700 through the issuance of 763,548 shares of Series D convertible redeemable preferred stock in March 1998 and 1,336,209 shares of the Company's common stock in June 1998. The value of the services agreement and the SCAN software license totaled $14,774, and the value of the computer workstations totaled $3,426.

     In January 1999, the Company entered into a services agreement with SmithKline Labs under which the Company will provide certain electronic laboratory results delivery services to various provider sites. In addition, in January 1999, the two companies completed an asset purchase agreement under which the Company purchased certain assets from SmithKline Beecham Corporation, used by its subsidiary SmithKline Labs, to provide these laboratory results delivery services in exchange for $2,000 in cash and 1,833,333 shares of the Company's common stock with a value of $11,000. On August 16, 1999, SmithKline Labs was sold by SmithKline Beecham to Quest Diagnostics Incorporated.

                          HEALTHEON/WEBMD CORPORATION

4. PREPAID CONTENT AND SERVICES

     In connection with obtaining web site content and distribution services, the Company's subsidiary, WebMD, paid cash or issued equity instruments to certain service providers, including related parties prior to the 1999 Mergers. The amount of payments made or the fair value of equity instruments issued has been capitalized and is being amortized over the agreement term. Prepaid costs by category are summarized as follows:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
CURRENT PORTION
Content................................................  $  1,478    $     --
Distribution...........................................     3,958          --
                                                         --------    --------
                                                         $  5,436    $     --
                                                         ========    ========
LONG-TERM PORTION
Services...............................................     2,215          --
Distribution...........................................   270,823          --
                                                         --------    --------
                                                         $273,038    $     --
                                                         ========    ========

5. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------    -------
Computer equipment......................................  $ 44,219    $14,979
Land....................................................       150         --
Buildings...............................................     1,664         --
Office equipment, furniture and fixtures................     8,985      2,958
Purchased software for internal use.....................     9,725      2,624
Leasehold improvements..................................     3,092      1,465
                                                          --------    -------
                                                            67,835     22,026
Less accumulated depreciation and amortization..........   (19,451)    (9,741)
                                                          --------    -------
Property and equipment, net.............................  $ 48,384    $12,285
                                                          ========    =======

     Property and equipment included assets acquired under capital lease obligations with a cost of approximately $9,374 and $6,481 at December 31, 1999 and 1998, respectively. Accumulated depreciation related to the assets acquired under capital leases totaled $6,040 and $2,656 at December 31, 1999 and 1998, respectively.

                          HEALTHEON/WEBMD CORPORATION

6. INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                       DECEMBER 31,
                                                  AMORTIZATION    ----------------------
                                                     PERIOD          1999         1998
                                                  ------------    ----------    --------
Goodwill........................................     3 years      $3,394,885    $ 15,668
Customer lists..................................     4 years          84,130          --
Acquired technology.............................     3 years          64,747       8,245
Trademarks......................................     3 years         116,869         216
Other...........................................   1-3 years          80,325       5,779
                                                                  ----------    --------
                                                                   3,740,956      29,908
Less accumulated amortization...................                    (193,397)    (10,040)
                                                                  ----------    --------
                                                                  $3,547,559    $ 19,868
                                                                  ==========    ========

7. INVESTMENT

     Prior to the 1999 Mergers, WebMD entered into a strategic alliance with Nationwide Medical Services, Inc. ("J&C Nationwide"), a private company, by acquiring a 30% equity interest. The investment was initially valued at $2,000. This investment is being accounted for under the equity method of accounting, and is adjusted for the appropriate share of the net earnings or losses of the investee. At December 31, 1999, the J&C Nationwide investment carrying value was approximately $1,725.

8. COMMITMENTS

     The Company has agreements with various content providers and strategic partners whereby the Company is committed to pay certain amounts in connection with content and services obtained for use on its WebMD web site and certain distribution arrangements. The Company has recorded $15,861 as costs related to these agreements during 1999. The Company's non-cancelable future commitments under these agreements, a portion of which are with related parties, are as follows:

                                             UNRELATED PARTIES    RELATED PARTIES     TOTAL
                                             -----------------    ---------------    --------
2000.......................................       $22,252            $ 49,782        $ 72,034
2001.......................................        13,933              61,212          75,145
2002.......................................            --              42,422          42,422
2003.......................................            --              34,375          34,375
2004.......................................            --               8,750           8,750
                                                  -------            --------        --------
                                                  $36,185            $196,541        $232,726
                                                  =======            ========        ========

     The Company has entered into several lease lines of credit. Approximately $8,156 had been utilized under these lease lines through December 31, 1999. At December 31, 1999, approximately $5,444 was available for future utilization under these lease lines. This amount included approximately $1,100 that was repaid under the terms of a revolving lease line and is thus again available for future utilization. The arrangements are secured by the property and equipment subject to the leases. The term of the leases is generally three years and the interest rates implicit in the leases range from 6.9% to 20.2% per annum.

     The Company leases its headquarters and other office facilities under operating lease agreements that expire at various dates through 2008. Total rent expense for all operating leases was approximately $4,106,

                          HEALTHEON/WEBMD CORPORATION

$2,386 and $1,165 in 1999, 1998 and 1997 respectively. Future minimum lease commitments under non-cancelable lease agreements at December 31, 1999 were as follows:

                                                          OPERATING    CAPITAL
                                                           LEASES      LEASES
                                                          ---------    -------
Year ended December 31, 2000............................   $ 7,746     $ 3,363
  2001..................................................     6,848       2,124
  2002..................................................     4,188         151
  2003..................................................     3,427           5
  2004..................................................     3,078          --
                                                           -------     -------
Total minimum lease payments............................   $25,287       5,643
                                                           =======
Amount representing interest............................                (1,352)
Present value of minimum lease payments under capital
  lease obligations.....................................                 4,291
Less current portion....................................                (2,281)
                                                                       -------
Non-current portion.....................................               $ 2,010
                                                                       =======

9. RETIREMENT PLAN

     The Company has a defined contribution 401(k) plan. The plan is for the benefit, generally, of all employees 21 years of age or older with at least six months of employment and permits voluntary employee contributions and Company profit sharing contributions. The Company has not made any such contributions to the plan through December 31, 1999. In conjunction with the 1999 Mergers, the defined contribution 401(k) plans for WebMD, MedE America, and Medcast were terminated and will be merged into the Company's plan. All WebMD, MedE America and Medcast employees became eligible for the Company's 401(k) plan as of November 12, 1999.

10. STOCKHOLDERS' EQUITY

INITIAL PUBLIC OFFERING

     On February 10, 1999, Healtheon completed its initial public offering. The Company sold 5,750,000 shares of common stock to the public and realized net proceeds of $41,399.

CONVERTIBLE PREFERRED STOCK

     In October 1998, the Board of Directors authorized 8,285,007 shares of convertible preferred stock and designated all of these shares as Series A. In November 1998, the Company issued 7,683,341 shares of Series A convertible preferred stock for $46,101 of cash proceeds. Upon the closing of the initial public offering in February 1999, all of the outstanding shares of Series A preferred stock were converted into shares of common stock.

WARRANTS

     In July 1997, the Company issued a warrant to an officer, in connection with his employment, to purchase 750,000 shares of Series B convertible preferred stock at an exercise price of $2.00 per share, the fair value at the date of issuance. The warrant expires three years from issuance, and shares purchased under the warrant are subject to repurchase by the Company, at its option, upon termination of employment. Shares under the warrant vest ratably over a period of two years from the date of grant. In

                          HEALTHEON/WEBMD CORPORATION

May 1998, this warrant was converted to a warrant to purchase common stock. It remained outstanding at December 31, 1999.

     In December 1998, as part of a service agreement with a customer, the Company issued to the customer a warrant to purchase 500,000 shares of common stock with an exercise price of $10.40 per share. The warrant vests as to 200,000 shares in December 1999 and as to an additional 100,000 shares in December 2000, 2001 and 2002. The warrant expires in March 2003. The services are anticipated to be provided by the customer to the Company through at least December 31, 2002. In the event that the customer terminates the service agreement prior to December 31, 2002, the customer is obligated to pay the Company a breakage fee. This breakage fee represents a significant economic penalty for nonperformance under the service agreement. The value of the warrant at the date of issuance was approximately $830,000. This amount is being amortized over the life of the service agreement.

     Prior to the consummation of the 1999 Mergers, McKessonHBOC, Inc. ("McKessonHBOC") entered into an agreement with WebMD and Healtheon that served to terminate all prior strategic agreements between WebMD and McKessonHBOC. WebMD received a cash payment of $3,600 and, in exchange, agreed to pay a commission of the ongoing monthly subscription fees for any physician subscriptions to WebMD's products and services previously obtained by McKessonHBOC, if any (the Company does not expect there will be any material payments under this provision). In connection with this revision, McKessonHBOC received 4,688,049 warrants to purchase WebMD common stock at a weighted average exercise price of $38.00 per share. These warrants were assumed by the Company in accordance with the Merger Agreement, giving McKessonHBOC a warrant to purchase 8,419,736 shares of the Company's common stock.

     Prior to the consummation of the 1999 Mergers, Microsoft Corporation ("Microsoft") entered into a five-year strategic alliance with WebMD. (See Note 13.) In connection with this relationship, Microsoft received a warrant to purchase 7,614,916 shares of its common stock at an exercise price of $54.17, the fair value of WebMD stock at the date of issuance. The warrant vested immediately upon issuance and expires five years from the issuance date. This warrant was assumed by the Company in accordance with the Merger Agreement, giving Microsoft a warrant to purchase 13,676,389 shares of the Company's common stock.

     Prior to the consummation of the 1999 Mergers, E.I. du Pont de Nemours and Company ("DuPont") entered into a five-year strategic alliance with WebMD. (See
Note 13.) In connection with this relationship, DuPont received a warrant to purchase 4,000,000 shares of its common stock at an exercise price of $20.00, the fair value of WebMD stock at the date of issuance. The warrant vested immediately upon issuance and expires five years from the issuance date. This warrant was assumed by the Company in accordance with the Merger Agreement, giving DuPont a warrant to purchase 9,946,966 shares of the Company's common stock.

     Prior to the consummation of the 1999 Mergers, as part of a service agreement, WebMD issued a warrant to purchase 1,038,450 shares of its common stock to a financial services company. As of the merger date, this warrant was assumed by Healtheon in accordance with the Merger Agreement and after the effect of the exchange ratio, 621,685 remained unvested and expire on January 27, 2004. In the event the financial services company terminates the service agreement, they forfeit the unvested options and pay the Company a cash penalty of up to $3,400. This breakage fee represents a significant economic penalty for nonperformance under the service agreement. The value of the warrant at the date of issuance was approximately $4,688. This amount is being amortized over the remaining life of the agreement as general and administrative expense.

     At December 31, 1999, the Company had reserved 35,602,352 shares of common stock for issuance upon exercise of the outstanding warrants for common stock.

                          HEALTHEON/WEBMD CORPORATION

11. STOCK-BASED COMPENSATION

STOCK OPTION PLANS

     Under the 1996 Stock Plan, or the 1996 Plan, which was adopted in February 1996, the Board of Directors may grant options to purchase common stock or issue common stock subject to a restricted stock purchase agreement to eligible participants. Options granted may be either incentive stock options or nonstatutory stock options and are exercisable within the times or upon the events determined by the Board of Directors as specified in each option agreement. Options vest over a period of time as determined by the Board of Directors, generally ten years. The term of the 1996 Plan is ten years. A total of 15,000,000 shares were initially reserved under the 1996 Plan.

     The number of shares reserved under the 1996 Plan is subject to an annual increase equal to the lesser of 5% of the outstanding common shares or a lesser amount determined by the Board of Directors. In January 1999, an additional 3,107,321 shares were reserved under the 1996 Plan under the annual increase provision. In February 1999, the Board of Directors and the stockholders approved an amendment to increase the number of shares reserved for issuance under the 1996 Plan by an additional 1,000,000 shares. In connection with the 1999 Mergers, an additional 10,000,000 shares were reserved under the 1996 Plan. At December 31, 1999, 10,057,560 shares remained available for future grant under the 1996 Plan.

     On October 20, 1998, the Company offered employees who were granted options from July 1998 through October 1998 the ability to cancel their original option grant in exchange for a new option agreement with a new vesting start date and an option price of $3.55 per share; the deemed fair value of the Company common stock on that date was $4.80. A total of 3,380,200 option shares with exercise prices of $4.50, $6.30, $7.00 and $8.00 were eligible to be repriced. A total of 2,057,950 option shares were canceled and reissued.

     In connection with the acquisitions of ActaMed, WebMD, MedE America and Medcast, the Company assumed all the outstanding options issued under the respective stock option plans and arrangements, after the application of the exchange ratio, and reserved 3,100,489; 14,734,986; 468,584 and 164,036 shares of common stock for issuance upon exercise of the assumed options. No further options can be granted under these plans. At the time of these acquisitions, options for 2,717,269; 8,637,406; 60,136 and 83,626 respectively shares were fully vested. The remainder of the shares vest based upon the terms of the original plans ranging from four to ten years.

     Shares issued subject to restricted stock purchase agreements totaled 1,098,732 in 1998. All of these shares were issued to employees for cash. The common stock is subject to repurchase at the original exercise price until vested, at the Company's option. The shares vest over a period of time as determined by the Board of Directors for each individual purchase agreement, generally four years.

     During 1999 and 1998, 375,000 and 259,896 shares, respectively, were repurchased from terminated employees. In addition, on December 14, 1998, 455,000 shares of common stock issued in July 1998 subject to restricted stock purchase agreements were rescinded as part of the repricing program. Shares subject to repurchase totaled approximately 651,000 and 1,247,000 at December 31, 1999 and 1998, respectively.

                          HEALTHEON/WEBMD CORPORATION

     The following table summarizes stock option activity:

                                                                WEIGHTED-AVERAGE
                                                  NUMBER OF      EXERCISE PRICE
                                                    SHARES         PER SHARE
                                                  ----------    ----------------
Options outstanding at December 31, 1996........   5,244,615         $  .68
  Granted.......................................   5,394,008            .73
  Exercised.....................................    (547,844)           .16
  Canceled......................................    (890,528)           .49
                                                  ----------
Options outstanding at December 31, 1997........   9,200,251            .72
  Granted.......................................   7,743,881           4.32
  Exercised.....................................  (2,433,999)           .59
  Canceled......................................  (2,997,333)          4.95
                                                  ----------
Options outstanding at December 31, 1998........  11,512,800           2.06
  Granted.......................................   7,407,738          20.41
  Assumed.......................................  15,367,606           7.95
  Exercised.....................................  (5,501,438)          2.71
  Canceled......................................  (1,138,369)          7.54
  Expired.......................................      (3,491)          3.34
                                                  ----------
Options outstanding at December 31, 1999........  27,644,846         $ 9.98
                                                  ==========

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1999      1998     1997
                                                              ------    ------    -----
Weighted-average fair value of options granted..............  $8.08     $0.67     $.18
                                                              =====     =====     ====

     The following table summarizes information regarding options outstanding and exercisable at December 31, 1999:

                                                               WEIGHTED-AVERAGE
                                                                  REMAINING
                                            WEIGHTED-AVERAGE   CONTRACTUAL LIFE                        WEIGHTED-AVERAGE
EXERCISE PRICES        NUMBER OUTSTANDING    EXERCISE PRICE       (IN YEARS)      NUMBER EXERCISABLE    PRICE EXERCISE
---------------        ------------------   ----------------   ----------------   ------------------   ----------------
$ .05 - $1.00               6,979,670            $ 0.61              4.3              3,905,172             $ 0.65
$1.30 - $4.50               5,115,129              3.29              8.3              1,994,715               2.92
$5.40 - $8.05              10,748,440              6.47              5.2              3,002,501               6.57
$17.35 - $40.25             3,541,893             33.85              9.0                292,392              23.61
$40.56 - $105.00            1,259,714             51.88              9.6                 12,644              78.82
                           ----------                                                 ---------
$.05 - $105.00             27,644,846            $ 9.98                               9,207,424             $ 3.91
                           ==========                                                 =========

     The Company recorded deferred stock compensation of approximately $6,261 and $8,160 in 1999 and 1998, respectively. These amounts represented the difference between the exercise price and the deemed fair value of common stock on the date the stock options were granted. The Company recorded amortization of deferred stock compensation of approximately $7,633 and $3,376 in 1999 and 1998, respectively, based on a graded vesting method. At December 31, 1999, the Company had a total of approximately $5,089 remaining to be amortized on a graded vesting method over the corresponding vesting period of each respective option, generally four years.

                          HEALTHEON/WEBMD CORPORATION

PRO FORMA INFORMATION

     The Company has elected to follow APB No. 25 and related interpretations in accounting for employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, no compensation expense is recognized when the exercise price of stock options granted to employees equals the market price of the underlying stock on the date of grant.

     Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if employee stock options granted subsequent to December 31, 1994 were accounted for under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the minimum value method in 1997 and 1998 and using a Black-Scholes option pricing model in 1999 with an expected volatility of 100%. The following weighted-average assumptions were used: risk-free interest rate of approximately 5.6% in 1999, 4.9% in 1998, and 6.0% in 1997; a weighted-average expected life of the option of 3.3 years in 1999, 3.5 years in 1998, and 4.2 years in 1997; and a dividend yield of zero for all years.

                                                         YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      1999         1998        1997
                                                    ---------    --------    --------
Net loss (in thousands):
  As reported.....................................  $(287,992)   $(54,048)   $(28,005)
                                                    =========    ========    ========
  Pro forma.......................................  $(322,999)   $(55,414)   $(28,173)
                                                    =========    ========    ========
Basic and diluted net loss per common share
  As reported.....................................  $   (3.58)   $  (1.54)   $  (3.88)
                                                    =========    ========    ========
  Pro forma.......................................  $   (4.02)   $  (1.58)   $  (3.90)
                                                    =========    ========    ========

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

EMPLOYEE STOCK PURCHASE PLAN

     In September 1998, the Board of Directors and the stockholders approved the adoption of the Company's 1998 Employee Stock Purchase Plan, or the 1998 Purchase Plan. The 1998 Purchase Plan became effective on the effective date of the initial public offering, February 10, 1999. A total of 1,000,000 shares of common stock were initially reserved for issuance under the 1998 Purchase Plan, plus annual increases equal to the lesser of 500,000 shares; 0.5% of the outstanding common shares; or a lesser amount determined by the Board of Directors. In conjunction with the 1999 Mergers, the shareholders approved an increase of 1,000,000 shares to the 1998 Purchase Plan. Additionally, the formula for annual increases, calculated on the first day of each fiscal year, was changed to increase the number of shares reserved for issuance under the 1998 Purchase Plan to be the lesser of 1,000,000 shares; 0.5% of the outstanding common shares on that date; or a lesser amount determined by the Board of Directors. A total of 635,201 shares were issued under this plan during 1999.

                          HEALTHEON/WEBMD CORPORATION

12. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) were as follows:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        1998
                                                         ---------    -------
Deferred tax assets:
  Net operating loss carryforwards.....................  $ 224,570    $29,984
  Intangible assets....................................         --      5,491
  Research and development tax credit..................      2,353      2,353
  Other accrued expenses...............................      6,155         --
  Other................................................      3,208      2,775
                                                         ---------    -------
Total deferred tax assets..............................    236,286     40,603
                                                         ---------    -------
Valuation allowance....................................   (236,286)   (40,530)
                                                         ---------    -------
Net deferred tax assets................................         --         73
                                                         ---------    -------
Deferred tax liabilities:
  Depreciation.........................................         47        (73)
  Intangible assets....................................     (3,875)        --
  Other................................................   (114,966)        --
                                                         ---------    -------
Total deferred tax liabilities.........................   (118,794)       (73)
                                                         ---------    -------
Net deferred tax assets and liabilities................  $(118,794)   $    --
                                                         =========    =======

     A valuation allowance equal to 100% of the net deferred tax assets has been established because of the uncertainty of realization of the deferred tax assets due to the lack of earnings history. The valuation allowance for deferred tax assets increased by $195,756, $21,599 and $9,386 in 1999, 1998 and 1997
respectively.

     At December 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $590,973 which expire in 2009 through 2019, and federal tax credits of approximately $6,192 which expire in 2009 through 2014.

     The 1999 Mergers resulted in the acquisition of deferred tax assets and a corresponding valuation allowance of $97,985 during 1999. Approximately $54,207 of the deferred tax asset related to net operating loss carryforwards that will result in a credit to contributed capital when recognized. In addition, net operating loss carryforwards of approximately $19,890 arising from the ActaMed merger are available to offset future taxable income.

     Because of the "change of ownership" provisions of the Internal Revenue Code and similar state provisions, a portion of net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. A portion of these carryforwards may expire before becoming available to reduce future income tax liabilities.

13. RELATED PARTY TRANSACTIONS

     Revenue from related parties and accounts receivable from related parties consisted of revenue attributable to UnitedHealth Group for all years presented and SmithKline Labs from January 1, 1998 to August 16, 1999. Accounts receivable due from UnitedHealth Group and SmithKline Labs was $3,360 at

                          HEALTHEON/WEBMD CORPORATION

December 31, 1998. On August 16, 1999, SmithKline Labs was sold to a company which is not a significant shareholder of Healtheon/WebMD. At this date, it ceased to be a related party. At December 31, 1999, accounts receivable from UnitedHealth Group were approximately $1,346.

     Revenue from related parties also included amounts due from the Microsoft Corporation from November 12, 1999 (the date of the 1999 Mergers) for revenue sharing on advertising, third-party carriage fees and subscription and e-commerce revenue to third parties as discussed below.

PREMIERE TECHNOLOGIES, INC. ("PREMIERE")

     The Company provides its WebMD subscribers with Premiere enhanced communications services. The Company's agreement with Premiere is effective until January 31, 2001 and contains minimum commitments for per-account and per-transaction payments by the Company to Premiere. The Company's agreement with Premiere also provides for the development of the Orchestrate platform for the Company. Premiere is a shareholder of the Company and one of the Company's board members is an executive and director of Premiere. One of the Company's executives is a board member of Premiere.

MICROSOFT CORPORATION

     Prior to the 1999 Mergers, WebMD and Microsoft entered into a five-year strategic alliance under which the Company will develop, host and maintain on its servers a health channel for MSN, MSNBC and WebTV. Microsoft has committed to provide a minimum of 125 million impressions to WebMD's health channel per year for the term of the agreement. Over the term of the agreement, the Company will pay Microsoft an aggregate of $162,000 for the distribution of the Company's consumer health content and services, or carriage fees. In addition, Microsoft and Healtheon/WebMD have each committed co-marketing funds of $50,000 over the first two years of the agreement. As of December 31, 1999, the Company had recognized $3,950 as sales and marketing expense related to the carriage fees.

     Microsoft remits to the Company 100% of net revenue over the term of the agreement from banner and other advertising and e-commerce transactions generated on the health channel or advertising that Microsoft places on the Company's web site each year during the term until the Company has received that portion of the $162,000 carriage fees that was payable during that year, and then will share revenue equally thereafter. The amount equal to the portion of the $162,000 carriage fees that is payable during each year is a guaranteed minimum amount. Microsoft is entitled to satisfy its guaranteed minimums by purchasing or placing advertising on the Company's web site. The Company has agreed to make sufficient advertising space available to Microsoft for this purpose. The Company does not recognize any revenue based on the guaranteed minimum payment amounts, but recognizes only the actual revenue derived from third-party advertising. The Company recognizes revenue derived from advertising on the Microsoft health channels, net of commissions, on notification from Microsoft that the advertisements have been placed on the health channels and billed by Microsoft. Payments by Microsoft that are made to satisfy the guaranteed minimums will not be recorded as revenue, but as a reduction of the carrying value of prepaid content and services-related parties. During 1999, the Company recognized $1,590 related to health channel advertising revenue and no revenue related to advertising placed by Microsoft on the Company's web site.

     Microsoft will also sponsor up to 5.0 million subscriber months of subscriptions to WebMD's physician web site over the term of the agreement. The Company records revenue only to the extent that actual subscriptions are placed with physicians. The Company pays a commission on all subscriptions placed by Microsoft. During 1999, $1,845 was recorded as revenue related to subscriptions sponsored by Microsoft. This amount has been recorded net of commissions.

                          HEALTHEON/WEBMD CORPORATION

     The Company shares with Microsoft 50% of net revenue from banner and other advertising on its physician web site generated by sponsored subscriptions until Microsoft has received the amount it has incurred for its sponsored subscriptions. Thereafter, the Company will share 25% of this revenue with Microsoft. In addition, the Company will share with Microsoft 15% of its net revenue from e-commerce transactions and additional services not included in the basic subscription to the Company's physician web site generated by these sponsored subscriptions. There were no obligations to Microsoft as of December 31, 1999 relating to this provision.

     The value assigned to the Microsoft strategic agreement, as determined through independent appraisal, was $180,000. As of December 31, 1999, the Company had recognized $4,500 as sales and marketing expense for amortization of this asset. As of December 31, 1999, the accounts receivable from Microsoft was $9,030.

     As described in Note 10, Microsoft has a warrant to purchase 13,676,389 shares of the Company's common stock and owns 11,933,342 shares of the Company's common stock. As of December 31, 1999, an executive of Microsoft was a board member of the Company.

EXCITE@HOME

     Prior to the 1999 Mergers, WebMD entered into a three-year services agreement with At Home Corporation, or Excite@Home, whereby the Company will create a co-branded health channel and online health-related communities for Excite@Home. In addition, Excite@Home purchased 461,510 shares of stock from WebMD at $54.17 per share. The Company, through its WebMD subsidiary, will be the exclusive provider of health content on the Excite@Home network. Excite@Home has guaranteed a minimum level of impressions throughout the Excite@Home network and the Company has agreed to pay carriage fees over the term of the agreement. During 1999, the Company recorded $1,650 as sales and marketing expense related to carriage fees based on impressions delivered. Excite@Home and the Company will share the advertising revenue generated by the co-branded web site. The accounts receivable for advertising revenue from Excite@Home was $1,158 as of December 31, 1999.

     In conjunction with the 1999 Mergers, Excite@Home received 837,640 shares of the Company's common stock in exchange for its WebMD ownership. Additionally, a board member of Excite@Home is a board member of Healtheon/WebMD.

14. SEGMENT INFORMATION

     The Company derives its revenue from a single operating segment, healthcare transaction and information services delivered over the Internet, private intranets or other networks and from development, consulting and IT contracts related to these services.

GEOGRAPHIC INFORMATION

     The Company operates primarily within the United States and to date has derived nearly all of its revenue from within the United States.

15. SUBSEQUENT EVENTS

ENVOY CORPORATION

     On January 22, 2000, the Company entered into a definitive agreement with Quintiles Transnational Corp. and its subsidiary, QFinance, Inc. (together, "Quintiles"), to acquire Quintiles' electronic data interchange subsidiary ("EDI"), Envoy Corporation, a provider of healthcare EDI transactions in the United States. Under the terms of the agreement, Quintiles will receive 35,000,000 shares of Healtheon/

                          HEALTHEON/WEBMD CORPORATION

WebMD stock and $400,000 in cash, for a total consideration of approximately $2,500,000. Quintiles will issue the Company a warrant to purchase up to 10,000,000 shares of Quintiles common stock at $40.00 per share, exercisable for four years. Stock received by Quintiles in the transaction will be subject to restrictions on sale for one to two years. Completion of the agreement, which will be accounted for as a purchase transaction, is expected in the second quarter of 2000, subject to regulatory approval and certain other customary closing conditions.

NEWS CORPORATION STRATEGIC ALLIANCE

     On January 26, 2000, Healtheon/WebMD completed the transactions contemplated by its strategic alliance agreement with The News Corporation Limited, Fox Entertainment Group and certain of their affiliates (collectively, "News Corporation"). Under this strategic partnership, News Corporation became a minority stockholder in Healtheon/WebMD. The financial terms of the strategic partnership include $400 million in media branding services to be provided by News Corporation and its affiliates to Healtheon/ WebMD domestically over 10 years; a $100 million cash investment commitment by News Corporation in an international joint venture; a $62.5 million five-year licensing agreement for syndication of WebMD daily broadcast content; the transfer to Healtheon/WebMD of a 50% interest in The Health Network, a health-focused cable network, and 50% ownership of thehealthnetwork.com. All shares, excluding the cash investment, will be restricted in certain respects for a period of up to three years.

     Healtheon/WebMD issued an aggregate of 155,951 shares of Series A Preferred Stock, which shares vote on an as-if-converted basis with the Company's common stock, in consideration for these transactions. Assuming conversion of all of the shares of Series A Preferred Stock, the holders of these shares will receive 21,282,645 shares of the Company's Common Stock. These shares are subject to restrictions on their sale for three years. In addition, affiliates of Fox Entertainment purchased 2,000,000 shares of the Company's common stock at $50.00 per share for an aggregate purchase price of $100 million in cash.

JANUS INVESTMENT

     On January 27, 2000, Janus Capital Corporation, through its managed mutual funds, invested $930,000 in exchange for 15,000,000 shares of common stock at $62.00 per share in a private transaction.

KINETRA LLC

     On January 31, 2000, the Company completed its acquisition of Kinetra LLC, a joint venture between Electronic Data Systems Corporation and Eli Lilly and Company, which was accounted for as a purchase. Kinetra is a provider of health information networks and healthcare e-commerce services that enhance decision-critical information flow within the healthcare field. Healtheon/WebMD issued an aggregate of 7,437,248 shares of the Company's common stock valued at approximately $300,000 and paid a nominal amount of cash in exchange for all of the membership interests of Kinetra.

MEDICAL MANAGER CORPORATION/CAREINSITE, INC.

     On February 13, 2000, the Company entered into definitive agreements to acquire Medical Manager Corporation, a provider of physician practice management systems in the United States, and its publicly traded subsidiary, CareInsite, Inc., a developer of an Internet-based healthcare e-commerce network that links physicians, suppliers and patients. Under the terms of the agreements, the Company will exchange 1.65 shares of its common stock for each share of Medical Manager and 1.3 shares for each share of CareInsite not owned directly or indirectly by Medical Manager. Completion of the acquisitions, which will be accounted for as purchase transactions, is expected in mid-year 2000, subject to regulatory and stockholder approvals and certain other customary closing conditions. In addition, the completion of the Medical Manager and CareInsite acquisitions are conditioned on each other.

                          HEALTHEON/WEBMD CORPORATION

ONHEALTH NETWORK COMPANY

     On February 15, 2000, the Company entered into a definitive agreement to acquire OnHealth Network Company ("OnHealth"), a source of original, informative, timely and trusted consumer-oriented health and wellness information, products and services on the web. Under the terms of the agreement, shareholders of OnHealth stock are to receive 0.189435 shares of the Company's common stock for each share of OnHealth stock. Closing of the transaction, which will be accounted for as a purchase transaction, is expected in mid-year 2000, subject to regulatory and OnHealth stockholder approval and other customary closing conditions. In connection with the agreement, the Company advanced $15,000 to OnHealth for working capital needs.

                                    EXHIBITS

     As required under Item 14, Exhibits, Financial Statement Schedules and Reports on Form 8-K, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

EXHIBIT NO.   DESCRIPTION
-----------   -----------
  2.1(a)      Agreement and Plan of Merger dated as of February 13, 2000, between Registrant and Medical Manager Corporation
  2.2(a)      Agreement and Plan of Merger dated as of February 13, 2000, among Registrant, Avicenna Systems Corporation and
              CareInsite, Inc.
  2.3(b)      Agreement and Plan of Reorganization dated as of May 20,
              1999, as amended, by and among Registrant, WebMD, Inc.,
              Water Acquisition Corp.
  2.4(b)      Agreement and Plan of Reorganization dated as of April 20,
              1999, as amended, by and among Registrant, Merc Acquisition
              Corp. and MedE America Corporation
  2.5(b)      Agreement and Plan of Merger dated as of June 30, 1999, as amended, among Registrant, WebMD, Inc., Healtheon/WebMD
              Corporation, GNN Merger Corp. and Greenberg News Networks,
              Inc.
  2.6(c)      Agreement and Plan of Reorganization, dated as of February
              24, 1998, by Registrant, MedNet Acquisition Corp. and
              ActaMed Corporation
  2.7(c)      Agreement and Plan of Merger, dated as of March 1, 1996, by and among Act Corporation, EDI Acquisition, Inc., UHC Green
              Acquisition, Inc. and United HealthCare Corporation,
              including amendment
  2.8(c)      Asset Purchase Agreement, dated June 25, 1998, among
              Registrant, Metis Acquisition Corp. and Metis, LLC
  2.9(d)      Purchase Agreement dated as of December 20, 1999, by and
              among Electronic Data Systems Corporation, Eli Lilly and
              Company, Integrated Medical Systems, Inc., Kinetra LLC and
              Registrant
  2.10(e)     Agreement and Plan of Merger dated as of January 22, 2000, among Registrant, Envoy Corporation, Quintiles Transnational
              Corporation and QFinance, Inc.
  2.11(f)     Agreement and Plan of Merger dated as of February 15, 2000, among Registrant, Tech Acquisition Corporation and OnHealth
              Network Company
  3.1(g)      Amended and Restated Certificate of Incorporation of
              Registrant, as currently in effect
  3.2(h)      Bylaws of Registrant, as currently in effect
  4.1(c)      Specimen Common Stock certificate
 10.1(c)      Form of Indemnification Agreement to be entered into by
              Registrant with each of its directors and officers
 10.2(c)      Healtheon Corporation 1996 Stock Plan and form of Stock
              Option Agreement
 10.3(c)      ActaMed Corp. 1997 Stock Option Plan
 10.4(c)      ActaMed Corp. 1996 Stock Option Plan
 10.5(c)      ActaMed Corp. 1995 Stock Option Plan
 10.6(c)      ActaMed Corp. 1994 Stock Option Plan
 10.7(c)      ActaMed Corp. 1993 Class B Common Stock Option Plan
 10.8(c)      ActaMed Corp. 1992 Stock Option Plan
 10.9(c)      ActaMed Corp. 1996 Director Stock Option Plan, as amended
 10.10(c)     Amended and Restated Investors' Rights Agreement dated as of
              January 28, 1998 among Healtheon Corporation and certain of
              Registrant's security holders
 10.11(c)     Lease Agreement, dated December 2, 1997, between Larvan
              Properties and Registrant, including addenda
 10.12*(c)    Services Agreement, dated as of December 31, 1997, as
              amended, between ActaMed Corporation and SmithKline Beecham
              Clinical Laboratories, Inc.
 10.13*(c)    Assets Purchase Agreement, dated as of December 31, 1997, as amended, between ActaMed Corporation and SmithKline Beecham
              Clinical Laboratories, Inc.

EXHIBIT NO.   DESCRIPTION
-----------   -----------
 10.14*(c)    License Agreement, dated as of December 31, 1997, between
              ActaMed Corporation and SmithKline Beecham Clinical
              Laboratories, Inc.
 10.15*(c)    Development Agreement, dated as of October 31, 1997, between
              ActaMed Corporation and SmithKline Beecham Clinical
              Laboratories, Inc.
 10.16(c)     Amended and Restated Securities Purchase Agreement dated as of August 15, 1996, between Registrant and investors
 10.17(c)     Amended and Restated Series B Preferred Stock Purchase
              Agreement dated October 31, 1996, between Registrant and
              investors
 10.18(c)     Form of Series B Preferred Stock Purchase Warrant between
              Registrant and certain of Registrant's investors
 10.19(c)     Series C Preferred Stock Purchase Agreement dated July 25,
              1997, between Registrant and investors
 10.20(c)     Series D Preferred Stock Purchase Agreement dated October
              13, 1997, between Registrant and investors
 10.21(c)     Full Recourse Promissory Note dated as of July 11, 1997,
              between Registrant and W. Michael Long
 10.22(c)     W. Michael Long Employment Agreement
 10.23(c)     Healtheon 1998 Employee Stock Purchase Plan
 10.24(c)     Series A Preferred Stock Purchase Agreement, dated as of
              October 31, 1998, between Registrant and investors
 10.25*(i)    Asset Purchase Agreement, dated December 31, 1998, between
              Registrant and SmithKline Beecham Clinical Laboratories,
              Inc.
 10.26*(i)    Services Agreement dated January 19, 1999, between
              Registrant and SmithKline Beecham Clinical Laboratories,
              Inc.
 10.27*(j)    Distribution and Cross Promotion Agreement dated May 6, 1999 between Microsoft Corporation, WebTV Networks, Inc., MSNBC
              Interactive News, L.L.C. and WebMD, Inc.
 10.28*(j)    Agreement, dated May 19, 1999, between Registrant, WebMD,
              Inc. and Microsoft Corporation
 10.29        Letter Agreement dated March 27, 2000 between Registrant and
              Microsoft Corporation
 10.30(j)     Agreement dated September 1, 1999, between Registrant,
              WebMD, Inc., Healtheon/ WebMD, Inc., McKesson HBOC, Inc.,
              HBO & Company, Access Health, Inc. and National Health
              Enhancements Systems, Inc.
 10.31(k)     Investment Agreement dated May 12, 1999, between WebMD,
              Inc., Microsoft Corporation and each of the other persons
              listed on Schedule I thereto
 10.32(k)     Services Agreement dated January 27, 1999 between WebMD,
              Inc. and Gleacher NatWest, Inc., currently known as Gleacher
              & Co., LLC
 10.33(l)     Master Strategic Alliance Agreement dated December 6, 1999 among Registrant, The News Corporation Limited and Fox
              Entertainment Group, Inc.
 10.34*       Master Services, Development and License Agreement dated
              November 12, 1999 between Registrant and Beech Street
              Corporation
 10.35*       Services and License Agreement dated as of October 24, 1999 between Registrant and United HealthCare Services, Inc.
 10.36        Letter Agreement dated January 28, 1999 between WebMD, Inc.
              and E.I. du Pont de Nemours & Company
 10.37*       Collaboration Agreement dated March 30, 1999 between WebMD,
              Inc. and E.I. du Pont de Nemours & Company
 10.38        Letter Agreement dated March 30, 1999 between WebMD, Inc.
              and E.I. du Pont de Nemours & Company
 10.39        Warrant to purchase shares of Series D Common Stock of
              WebMD, Inc. dated March 30, 1999 issued to E. I. du Pont de
              Nemours & Company
 10.40*       Second Amendment to Collaboration Agreement dated as of May
              28, 1999 between WebMD, Inc. and E. I. du Pont de Nemours &
              Company
 10.41        Employment Agreement dated as of September 30, 1998 between
              WebMD, Inc. and Jeffrey T. Arnold

EXHIBIT NO.   DESCRIPTION
-----------   -----------
 10.42        Letter Agreement dated May 20, 1999 between Registrant and
              Jeffrey T. Arnold
 10.43        Warrant to purchase shares of common stock of Registrant
              dated March 9, 2000 issued to Gleacher & Co. LLC
 10.44        Warrant to purchase shares of common stock of Registrant
              dated March 9, 2000 issued to Eric J. Gleacher
 10.45        Sublease Agreement between Premiere Technologies, Inc. and
              WebMD, Inc. dated December 15, 1997
 10.46(m)     WebMD, Inc. 1997 Amended and Restated Stock Incentive Plan,
              as amended
 10.47(m)     Director Stock Option Plan of WebMD, Inc.
 10.48(m)     Direct Medical Knowledge, Inc. 1997 Stock Option/Stock
              Issuance Plan
 10.49(m)     Sapient Health Network, Inc. 1996 Stock Incentive Plan
 10.50(m)     Greenberg News Networks, Inc. 1997 Stock Option Plan
 10.51(m)     MedE America Corporation and its Subsidiaries Stock Option
              and Restricted Stock Purchase Plan
 10.52(m)     MedE America Corporation and its Subsidiaries 1998 Stock
              Option and Restricted Stock Purchase Plan
 21           Subsidiaries of Registrant
 23           Consent of Ernst & Young LLP, Independent Auditors
 24           Power of Attorney (see page 48)
 27           Financial Data Schedule (for SEC use only)

---------------
   * Confidential treatment was received, or is requested, with respect to certain portions of this document. Such portions were omitted and filed separately with the Securities and Exchange Commission.

 (a) Incorporated by reference to Registrant's Report on Form 8-K/A filed February 24, 2000

 (b) Incorporated by reference to Registrant's Registration Statement on Form S-4 filed October 19, 1999

 (c) Incorporated by reference to Registrant's Registration Statement on Form S-1 filed January 14, 1999

 (d) Incorporated by reference to Registrant's Report on Form 8-K filed February 10, 2000

 (e) Incorporated by reference to Registrant's Report on Form 8-K filed January 27, 2000

 (f) Incorporated by reference to Registrant's Report on Form 8-K/A filed February 22, 2000

 (g) Incorporated by reference to Registrant's Report on Form 8-K filed February 8, 2000

 (h) Incorporated by reference to Registrant's Report on Form 8-K filed November 29, 1999

 (i) Incorporated by reference to Registrant's Amendment No. 1 to its Registration Statement on Form S-1 filed February 4, 1999

 (j) Incorporated by reference to Registrant's Registration Statement on Form S-4 filed September 7, 1999

 (k) Incorporated by reference to Registrant's Registration Statement on Form S-4 filed September 30, 1999

 (l) Incorporated by reference to Registrant's Report on Form 8-K filed December 10, 1999

 (m) Incorporated by reference to Registrant's Registration Statement on Form S-8 filed November 12, 1999