Form 10-K405/A
period 1999-12-31
HEALTHEON WEBMD CORP
filed 2000-05-01
CIK 1088917

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                  FORM 10-K/A


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year ended December 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to
         __________

                        COMMISSION FILE NUMBER: 0-24975

                          HEALTHEON/WEBMD CORPORATION
             (Exact name of registrant as specified in its charter)

                      Delaware                                        94-3236644
               (State of incorporation)                  (I.R.S. employer identification no.)


400 The Lenox Building, 3399 Peachtree Road NE, Atlanta, Georgia                      30326
             (Address of principal executive office)                                (Zip code)

      (Registrant's telephone number including area code): (404) 495-7600

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.0001 per share
                             (Title of each class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of $23.00 on March 31, 2000, as reported on the Nasdaq Stock Market's National Market, was approximately $2,277,845,802. As of March 31, 2000, the Registrant had outstanding 182,047,106 shares of common stock.

                                  EXPLANATION

     The purpose of this amendment to our Form 10-K for the fiscal year ended December 31, 1999 is to include the information required by Part III of Form 10-K, which we indicated in our Form 10-K would be provided in our definitive proxy statement or in an amendment to our Form 10-K not later than 120 days after the end of the fiscal year covered by that Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information regarding our current executive officers and directors:


NAME                                              AGE               POSITION
----                                              ---               --------

W. Michael Long(1)................................48   Chairman of the Board of Directors
Jeffrey T. Arnold(1)..............................30   Chief Executive Officer and Director
Steven C. Grant...................................49   Chief Operating Officer
Reginald R. Bradford..............................33   Executive Vice President, Chief Marketing Officer
Steven E. Curd....................................40   Executive Vice President, Chief Information Officer
Jack D. Dennison..................................43   Executive Vice President, General Counsel
K. Robert Draughon................................40   Executive Vice President, Business Development
W. Michael Heekin.................................47   Executive Vice President, Strategic Alliances
Pavan Nigam.......................................41   Executive Vice President, Chief Technology Officer
John L. Westermann III............................54   Executive Vice President, Chief Financial Officer, Treasurer
                                                       and Secretary
Patricia Fili-Krushel.............................46   President and Chief Executive Officer of WebMD Health
David B. Springer.................................35   Senior Vice President, Sales
James H. Clark(2).................................56   Director
L. John Doerr(2)..................................48   Director
U. Bertram Ellis, Jr.(3)..........................46   Director
Eric J. Gleacher(2)...............................60   Director
William P. Payne(3)...............................52   Director
Charles G. V. Stevens.............................42   Director Designee


-----------------

(1) Member of the stock option committee
(2) Member of the compensation committee
(3) Member of the audit committee

     W. Michael Long has served as the Chairman of our Board of Directors since November 1999 and has served as a director since joining us in July 1997. Mr. Long served as our Chief Operating Officer from November 1999 until April 2000. From July 1997 until November 1999, Mr. Long was our Chief Executive Officer. Prior to joining us, Mr. Long was President and Chief Executive Officer of CSC Continuum, Inc., a unit of Computer Sciences Corporation, from August 1996 to July 1997. For more than five years prior to its acquisition by CSC, he was President and Chief Executive Officer of The Continuum Company, Inc., a provider of information technology and consulting services to the financial industry.

     Jeffrey T. Arnold has served as our Chief Executive Officer and a director since November 1999. Mr. Arnold was the founder of WebMD, Inc. and served as Chairman of the Board and Chief Executive Officer of WebMD from its inception in October 1996 until November 1999. In addition, Mr. Arnold served as WebMD's President from its inception until September 1997. From April 1994 until the merger of Endeavor Technologies, Inc. with WebMD in March 1997, Mr. Arnold served in various capacities at Endeavor, including as Chairman and Chief Executive Officer. Mr. Arnold also serves on the board of directors of iXL Enterprises, Inc. and PTEK Holdings, Inc.

     Steven C. Grant has served as our Chief Operating Officer since April 2000. Mr. Grant joined American Express Company in May 1981 and has served in various positions with American Express, including most recently as Executive Vice President of Service Delivery for all card products in the United States since 1998, and as Senior Vice President of Service Strategy from 1995 until 1998.

     Reginald R. Bradford has served as our Executive Vice President, Chief Marketing Officer since November 1999. From September 1998 until November 1999, Mr. Bradford served as Chief Marketing Officer of WebMD. Mr. Bradford joined Miller Brewing Company in 1990 and served in various positions until August 1998 including in their marketing department and as a business development manager.

     Steven E. Curd has served as our Executive Vice President, Chief Information Officer since November 1999. From February 1999, when he joined us, until November 1999, he served as our Chief Operating Officer. Prior to joining us, Mr. Curd was Chief Information Officer of UnitedHealth Group's Uniprise business unit, from 1995 to early 1999. Prior to that time, he served as Vice President of Information Systems for CIGNA. From 1986 to 1993, Mr. Curd held various positions at American Airlines, including Vice President of Scheduling and Capacity Planning systems.

     Jack D. Dennison has served as our Executive Vice President, General Counsel since November 1999. From July 1998, when he joined us, until November 1999, he served as our Vice President and General Counsel. Mr. Dennison served as Deputy General Counsel of Computer Sciences Corporation from August 1996 to July 1998. Prior to that time, Mr. Dennison served as Vice President and General Counsel of The Continuum Company, Inc., a provider of information technology and consulting services to the financial industry. Prior to joining Continuum in 1989, he was a partner with Ford, Dennison & Byrne in Austin, Texas.

     K. Robert Draughon has served as our Executive Vice President, Business Development since November 1999. From February 1998 until November 1999, he served as Chief Financial Officer of WebMD. From January 1988 to February 1998, he served as Chief Investment Officer for Fuqua Capital Corporation, a private investment firm based in Atlanta, Georgia.

     W. Michael Heekin has served as our Executive Vice President, Strategic Relations since November 1999. From November 1998 to November 1999, he served as an Executive Vice President of WebMD and from January 1999 until November 1999 served as WebMD's General Counsel. Mr. Heekin served as Chief Operating Officer of WebMD from August 1997 to November 1998. Mr. Heekin has also served as one of WebMD's directors and as Secretary of WebMD since September 1997. From March 1993 to August 1997, Mr. Heekin served as Senior Vice President and Corporate Secretary of American Heritage Life Investment Corporation. Prior to March 1993, Mr. Heekin served as an Associate Dean of Florida State University College of Law.

     Pavan Nigam has served as our Executive Vice President, Chief Technology Officer since November 1999. Mr. Nigam co-founded Healtheon and served as our Vice President, Strategic Development and Chief Technology Officer from February 1996 until November 1999. Prior to joining us, Mr. Nigam worked at Silicon Graphics from August 1989 to January 1996, where he served as the division manager for Silicon Graphic's Interactive Media Group and was responsible for deploying Time Warner, Inc.'s Interactive TV project in Orlando, Florida. From 1989 to 1993, he was director of Silicon Graphics' Casevision products. Prior to 1989, Mr. Nigam was employed by Atherton Technologies and Intel Corporation.

     John L. Westermann III has served as our Executive Vice President, Chief Financial Officer, Treasurer and Secretary since November 1999. Mr. Westermann served as our Vice President, Chief Financial Officer and Secretary from July 1998 until November 1999. From August 1996 to July 1998, Mr. Westermann was Chief Financial Officer and Vice President of CSC Continuum, Inc., a unit of Computer Sciences Corporation. For more than five years prior to its acquisition by CSC, Mr. Westermann was Chief Financial Officer, Vice President, Secretary and Treasurer of Continuum.

     Patricia Fili-Krushel has served as President and Chief Executive Officer of WebMD Health, our consumer portal, since April 2000. From June 1998 until April 2000, she served as the President of ABC Television Network, a division of The Walt Disney Company. From 1993 until 1998, she served as President of ABC Daytime.

     David B. Springer has served as our Senior Vice President, Sales since November 1999. From June 1998 until November 1999, Mr. Springer served as Senior Vice President, Professional Sales of WebMD. From February 1997 until May 1998, Mr. Springer served in various capacities at Quality Diagnostic Services, Inc., a subsidiary of WebMD. From January 1995 until January 1997, Mr. Springer was the Vice President of Corporate Accounts at Sulzer Intermedics' Pacemaker Division.

     James H. Clark has served as our director from December 1995, when he co-founded Healtheon. Mr. Clark was the Chairman of our Board of Directors from December 1995 to November 1999. Dr. Clark co-founded Netscape Communications Corporation in April 1994 and served as the Chairman of the Board of Directors of Netscape from its inception until it was acquired by America Online, Inc. in March 1999. He served as President and Chief Executive Officer of Netscape from its founding until December 1994. From 1981 until 1994, Dr. Clark served as Chairman of the Board of Directors of Silicon Graphics, Inc., a company that he founded in 1981. Prior to founding Silicon Graphics, Dr. Clark was an Associate Professor at Stanford University.

     L. John Doerr has served as our director since July 1997. He has been a general partner at Kleiner Perkins Caufield & Byers, or KPCB, a venture capital firm, since 1980. Prior to joining KPCB, Mr. Doerr worked at Intel Corporation for five years. He is also a director of Amazon.com, Inc., At Home Corporation, drugstore.com, inc., Homestore.com, Inc., Intuit Inc. and Sun Microsystems, Inc.

     U. Bertram Ellis, Jr. has served as our director since November 1999. Mr. Ellis served as a director of WebMD from June 1997 to November 1999. Since April 1996, he has served as Chairman of the Board of Directors and Chief Executive Officer of iXL Enterprises, Inc. Mr. Ellis founded and served as President of Ellis Communications, Inc., an owner of television and radio stations, from 1993 to 1996.

     Eric J. Gleacher has served as our director since November 1999. Mr. Gleacher is Chief Executive Officer and Chairman of the Board of Gleacher & Co. LLC, a merchant banking and mergers and acquisitions advisory firm, which he founded in 1990. Prior to founding Gleacher & Co. LLC, Mr. Gleacher served as a Managing Director at Morgan Stanley from 1983 until 1990, and served as Global Head of Mergers and Acquisitions from 1984 until 1990. From 1968 until 1983, Mr. Gleacher worked at Lehman Brothers, where he founded the Mergers and Acquisitions Department and served as General Partner from 1973 until 1983. He is a member of the Executive Committee and is Chairman of the Finance and Investment Committees of the U.S. Golf Association and is a member of the Board of Trustees of the University of Chicago and the Board of Trustees of New York University.

     William P. Payne has served as our director since November 1999. Mr. Payne was Vice Chairman of WebMD from September 1998 until November 1999. Mr. Payne also serves as Vice Chairman of PTEK Holdings and as Chairman of Orchestrate.com, Inc., a subsidiary of PTEK Holdings. From February 1997 to June 1998, Mr. Payne was a Vice Chairman of NationsBank Corporation. He was President and Chief Executive Officer of the Atlanta Committee for the Olympic Games from 1991 to 1997. Mr. Payne is also a director of Anheuser-Busch Companies, Inc., Jefferson-Pilot Corporation, ACSYS, Inc. and Cousins Properties, Inc.

     Charles G. V. Stevens has been designated to serve on our board of directors as Microsoft Corporation's representative to fill the vacancy created by Laura Jennings' resignation. Mr. Stevens joined Microsoft in 1984 and has served as Vice President of Microsoft's Enterprise Partner Group since 1997. From 1994 until 1997, he served as Vice President, Far East of Microsoft. He served in various other capacities with Microsoft from 1984 until 1994.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation earned for services rendered to us in 1999 by both individuals who served as our Chief Executive Officer during 1999 and by our four other most highly compensated executive officers who earned more than $100,000 in 1999 and were serving as executive officers at the end of 1999, referred to in this section and the section entitled "Security Ownership by Principal Stockholders, Management and Directors" as the "named executive officers." Mr. Long was our Chief Executive Officer until November 1999 and was also one of the four most highly compensated executive officers at the end of 1999. Under the rules of the Securities and Exchange Commission, this table does not include certain perquisites and other benefits received by the named executive officers which do not exceed the lesser of $50,000 or 10% of any officer's salary and bonus disclosed in this table.

                           SUMMARY COMPENSATION TABLE

                                                                          LONG-TERM
                                                                         COMPENSATION
                                            ANNUAL COMPENSATION             AWARDS
                                        ----------------------------       ------
                                                                          SECURITIES
                                                                          UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION             YEAR    SALARY($)   BONUS($)      OPTIONS (#)      COMPENSATION(1)
---------------------------             ----    ---------   --------      -----------      ---------------
W. Michael Long (2)
   Chairman of the Board of Directors..  1999   $250,000     $   --        1,000,000         $      --
                                         1998    458,337         --               --                --
Jeffrey T. Arnold (3)
   Chief Executive Officer.............  1999     41,667         --               --             1,000
                                         1998         --         --               --                --
Pavan Nigam
   Executive Vice President, Chief
   Technology Officer..................  1999    225,000         --          300,000           122,356
                                         1998    225,000         --          325,000                --
John L. Westermann III
   Executive Vice President, Chief
   Financial Officer, Treasurer and
   Secretary...........................  1999    175,000         --           20,000             4,848
                                         1998     75,000         --          500,000                --
Steven E. Curd
   Executive Vice President, Chief
   Information Officer.................  1999    206,558         --          400,000           216,519
                                         1998         --         --               --                --

(1) For Mr. Arnold, consists of amount paid related to automobile allowance. For Mr. Nigam, consists of forgiveness of principal and interest on a loan made by us to Mr. Nigam. For Mr. Westermann, consists of personal travel expenses reimbursement. For Mr. Curd, consists of $107,591 of imputed interest on an interest-free loan made by us to Mr. Curd in March 1999 to purchase his residence and an amount sufficient to pay the taxes payable by him with respect to the loan and $108,928 of relocation expense reimbursement and an amount sufficient to pay the taxes payable by him on his residence.

(2) Mr. Long served as our Chief Executive Officer until our WebMD merger in November 1999.

(3) Mr. Arnold was named our Chief Executive Officer in connection with our WebMD merger in November 1999 and was employed by WebMD prior to that time.

                          OPTION GRANTS IN FISCAL 1999

     The following table sets forth certain information for the year ended December 31, 1999, with respect to grants of stock options to each of the named executive officers. These options have a term of 10 years and generally vest over four years, with 25% vesting at the end of one year and 1/48 per month thereafter. We granted options to purchase common stock and issued shares of common stock under restricted stock purchase agreements equal to a total of 7,407,738 shares during 1999. Options were granted at an exercise price equal to the fair market value of our common stock. Potential realizable values are net of exercise price before taxes, and are based on the assumption that our common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of the ten-year term. These numbers are calculated based on Securities Exchange Commission requirements and do not reflect our projection or estimate of future stock price growth.







                                               INDIVIDUAL GRANTS
                              ------------------------------------------------------         POTENTIAL REALIZABLE
                                             PERCENT OF                                    VALUE AT ASSUMED ANNUAL
                               NUMBER OF        TOTAL                                        RATES OF STOCK PRICE
                              SECURITIES       OPTIONS                                     APPRECIATION FOR OPTION
                              UNDERLYING     GRANTED TO      EXERCISE                                TERM
                                OPTIONS       EMPLOYEES       PRICE       EXPIRATION       -----------------------
     NAME                       GRANTED        IN 1999      PER SHARE        DATE            5%              10%
     ----                       -------      ----------     ---------        ----            --              ---


W. Michael Long ......      1,000,000          4.83%       $   5.40        01/28/09      $3,396,030      $8,606,209

Jeffrey T. Arnold(1) .             --            --              --              --              --              --

Pavan Nigam ..........        300,000          1.45            5.40        01/28/09       1,018,809       2,581,863

John L. Westermann III         20,000          0.09            5.85        02/02/09          73,580         186,468

Steven E. Curd .......        400,000          1.93            5.40        01/28/09       1,358,413       3,442,483

(1) Represents options assumed in connection with our WebMD merger to purchase 1,384,600 shares of WebMD common stock, which options now represent options to purchase 2,486,741 shares of our common stock.

  AGGREGATED OPTION EXERCISES IN FISCAL 1999 AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth information with respect to the named executive officers concerning exercisable and unexercisable options held as of December 31, 1999. The values of in-the-money options are based on the fair market value of our common stock as of December 31, 1999 of $37.50 and are net of the option exercise price.




                                                        NUMBER OF SECURITIES UNDERLYING
                                                             UNEXERCISED OPTIONS AT         VALUE OF UNEXERCISED IN-THE-MONEY
                            SHARES                              DECEMBER 31, 1999              OPTIONS AT DECEMBER 31, 1999
                          ACQUIRED ON       VALUE       -------------------------------    ----------------------------------
     NAME                 EXERCISE(#)    REALIZED($)    EXERCISABLE       UNEXERCISABLE    EXERCISABLE($)    UNEXERCISABLE($)
     ----                 -----------    -----------    -----------       -------------    --------------    ----------------


W. Michael Long .........    400,000     $3,100,000        710,416         1,989,584        $26,462,996         $68,962,004

Jeffrey T. Arnold .......         --             --      1,243,369         1,243,372         39,116,389          39,116,483

Pavan Nigam .............     10,000        436,250        172,812           567,188          5,939,774          18,647,726

John L. Westermann III ..     50,000      2,012,840         20,833           149,167            687,489           4,895,511

Steven E. Curd ..........         --             --             --           400,000                 --          12,840,000

     Except in the case of Messrs. Long and Arnold, options shown above were granted under our 1996 stock plan and vest at a rate of 1/4 of the shares on the first anniversary of the date of grant and 1/48 of the shares each month thereafter. The options granted to Mr. Long were granted under our 1996 plan and vested immediately as to 1/4 of the shares and vest ratably each month during the second through fourth years of his employment as to the remainder of the shares. The options granted to Mr. Arnold were granted pursuant to his employment agreement with WebMD and outside of any stock plan and were assumed by us in connection with our WebMD merger. These options vested as to 1/3 immediately and vest as to 1/6, 1/6 and 1/3 on the first three anniversaries of the date of grant.

DIRECTOR COMPENSATION

     Directors do not receive any cash fees for their service on the board or any board committee, but they are entitled to reimbursement for all reasonable out-of-pocket expenses incurred in connection with their attendance at board and board committee meetings. All board members are eligible to receive stock options under the 1996 stock plan, and outside directors receive stock options pursuant to automatic grants of stock options under the 1996 stock plan.

     In January 1999, we granted to each of Dr. Clark and Mr. Doerr and three other persons who were serving as directors at that time an option to purchase 20,000 shares of its common stock under the 1996 stock plan with an exercise price equal to $3.55 per share. In February 1999, we granted to each of two persons who were serving as directors at such time an option to purchase 30,000 shares of its common stock under the 1996 stock plan with an exercise price equal to $5.85 per share. The board also determined that under the 1996 stock plan each outside director will automatically receive an option to purchase 20,000 shares of common stock annually on January 1.

COMPENSATION ARRANGEMENTS WITH EXECUTIVE OFFICERS

     In July 1997, we entered into an employment agreement with Mr. Long under which Mr. Long became our President and Chief Executive Officer. We granted Mr. Long an option to purchase 2,500,000 shares of common stock under the 1996 stock plan, 1/4 of which vested immediately, and the remainder of which vests ratably each month during the second through the fourth years of his employment. In addition, Mr. Long purchased 250,000 shares for $500,000, $499,750 of which was represented by a promissory note to us, and was issued a warrant to purchase an additional 750,000 shares at an exercise price of $2.00 per share. The shares issuable upon exercise of this warrant are subject to a right of repurchase commencing on Mr. Long's employment start date and lapsing as to 31,250 shares each month. The employment agreement provides that should Mr. Long leave Healtheon/WebMD because he is no longer offered a position with similar responsibility due to a change of control of Healtheon/WebMD, Mr. Long's option vests immediately as to 625,000 shares and our repurchase right lapses. Additionally, if we terminate Mr. Long's employment without cause, he will receive six months' salary in installments, his option will vest immediately as to 625,000 shares and our repurchase right will lapse.

     In connection with the WebMD merger, we became party to an employment agreement effective September 30, 1998 with Jeffrey T. Arnold. His employment agreement has a two-year term and renews for consecutive one-year terms, unless either party gives 360-days notice prior to the expiration of any term. We pay Mr. Arnold an annual salary of $180,000, and we may pay him an annual bonus as determined by our board or compensation committee. Mr. Arnold has agreed not to compete with us during the term of his employment and for one year after his termination. If we terminate Mr. Arnold without cause, Mr. Arnold will be entitled to 12 months' salary as severance. WebMD granted Mr. Arnold options to acquire 1,384,600 shares of common stock of WebMD which, in connection with our WebMD merger, were assumed by us and became options to purchase 2,486,741 shares of our common stock. These options were granted pursuant to Mr. Arnold's employment agreement and outside of any stock plan. His options vested 1/3 on the date of grant and vest 1/6, 1/6 and 1/3 on the first three anniversaries of the date of grant. In connection with the WebMD merger, Mr. Arnold agreed to waive any change of control vesting which would occur as a result of the merger. If Mr. Arnold is terminated after the merger for any reason other than cause, all his options will immediately vest.

EMPLOYEE BENEFIT PLANS

     1996 stock plan

     In February 1996 our board adopted and our stockholders approved the 1996 stock plan. We initially reserved for issuance 9,000,000 shares of common stock under the 1996 stock plan. In March 1998, our board and stockholders each approved an amendment to the 1996 stock plan to increase the number of shares of common stock reserved under the plan to 10,000,000 shares. In July 1998, our board approved, and in October 1998, our stockholders approved, an amendment to increase the number of shares of common stock issuable under the 1996 stock plan to 15,000,000 shares plus annual increases equal to the lesser of 5% of the outstanding shares or a lesser amount determined by our board. In January 1999, an additional 3,107,321 shares were reserved for issuance under the 1996 plan under the annual increase provision. In February 1999, our board and stockholders approved an amendment to limit the automatic annual increase provision to a maximum of 9,000,000 shares. In February 1999, our board and stockholders also approved an amendment to increase the number of shares reserved for issuance under the 1996 stock plan by an additional 1,000,000 shares. In November 1999, our board and stockholders approved an amendment to increase the number of shares reserved for issuance under the 1996 stock plan to 29,107,321 shares. Unless terminated sooner, the 1996 stock plan will terminate automatically in February 2006. The 1996 stock plan provides for the discretionary grant of incentive stock options, within the meaning of Section 422 of the tax code to employees and for the grant of nonstatutory stock options and stock purchase rights to employees, directors and consultants. The 1996 stock plan also provides for annual grants of options to purchase 20,000 shares of common stock to each of our outside directors.

     The 1996 stock plan may be administered by our board or a committee of our board, which is referred to, as applicable, as the administrator. The administrator has the power to determine the terms of the options or stock purchase rights granted, including the exercise price of the options or stock purchase rights, the number of shares subject to each option or stock purchase right, the exercisability thereof, and the form of consideration payable upon such exercise. In addition, the administrator has the authority to amend, suspend or terminate the 1996 stock plan, provided that no share of common stock previously issued and sold or any option previously granted under the 1996 stock plan is affected.

     The exercise price of all incentive stock options granted under the 1996 stock plan must be at least equal to the fair market value of the common stock on the date of grant. The exercise price of nonstatutory stock options and stock purchase rights granted under the 1996 stock plan is determined by the administrator, but with respect to nonstatutory stock options intended to qualify as "performance-based compensation" within the meaning of Section 162(m) of the tax code, the exercise price must be at least equal to the fair market value of the common stock on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of our outstanding capital stock, the exercise price of any incentive stock option granted must be at least equal 110% of the fair market value on the grant date and its term must not exceed five years. The term of all other options granted under the 1996 stock plan may not exceed ten years. Options generally vest as to 25% at the end of the first year and monthly thereafter over a period of three years so that the entire option is vested after four years, based upon the optionee's continued employment or consulting relationship with us.

     In the case of stock purchase rights, unless the administrator determines otherwise, the restricted stock purchase agreement will grant us a repurchase option exercisable upon the voluntary or involuntary termination of the purchaser's employment or consulting relationship with us for any reason, including death or disability. The purchase price for shares repurchased pursuant to a restricted stock purchase agreement must be the original price paid by the purchaser and may be paid by cancellation of any indebtedness of the purchaser to us. The repurchase option will lapse at a rate determined by the administrator.

     Options and stock purchase rights granted under the 1996 stock plan are generally not transferable by the optionee, and each option and stock purchase right is exercisable during the lifetime of the optionee only by the optionee. Options granted under the 1996 stock plan must generally be exercised within 30 days after the end of optionee's status as our employee, director or consultant, or within one year after such optionee's termination by disability or death, respectively, but in no event later than the expiration of the option's term.

     The 1996 stock plan provides that, in the event of our merger with or into another corporation, each outstanding option and stock purchase right must be assumed or an equivalent option substituted by the successor corporation. If the outstanding options and stock purchase rights are not assumed or substituted by the successor corporation, the outstanding options and stock purchase rights will terminate.

     1998 employee stock purchase plan

     Our 1998 employee stock purchase plan, or the 1998 purchase plan, was adopted by our board in September 1998, and approved by our stockholders in October 1998. A total of 1,000,000 shares of common stock was reserved for issuance under the 1998 purchase plan, plus annual increases equal to the lesser of 500,000 shares, 0.5% of the outstanding shares on such date, or a lesser amount determined by the board. In November 1999, our board and stockholders approved an amendment to increase the number of shares reserved for issuance under the 1998 purchase plan to 2,000,000 shares and to change the formula for annually increasing the number of shares available to be issued under the 1998 purchase plan on the first day of each fiscal year by the lesser of:

     -    1,000,000 shares

     -    0.5% of the outstanding shares on such date, or

     -    a lesser amount determined by our board of directors

     The 1998 purchase plan contains consecutive, overlapping, 24-month offering periods. Each offering period includes four six-month purchase periods. The offering periods generally start on the first trading day on or after May 1 and November 1 of each year, except for the first such offering period which commenced on the first trading day after the effective date of our initial public offering and will end on the last trading day on or before October 31, 2000.

     Employees are eligible to participate if they are employed by us or any participating subsidiary for at least 20 hours per week and more than five months in any calendar year. However, an employee may not be granted an option to purchase stock under the 1998 purchase plan if the employee immediately after grant would own stock possessing 5% or more of the total combined voting power or value of all classes of our capital stock, or holds rights to purchase stock under any of our employee stock purchase plans that together accrue at a rate which exceeds $25,000 worth of stock for each calendar year. The 1998 purchase plan permits each participant to purchase common stock through payroll deductions of up to 15% of the participant's compensation. Compensation for these purposes is defined as the participant's base straight time gross earnings and commissions but excludes payments for overtime, shift premium, incentive compensation, incentive payments, bonuses and other compensation. The maximum number of shares a participant may purchase during a single purchase period is 5,000 shares.

     Amounts deducted and accumulated by the participant are used to purchase shares of our common stock at the end of each purchase period. The price of stock purchased under the 1998 purchase plan is 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the purchase period. In the event the fair market value at the end of a purchase period is less than the fair market value at the beginning of the offering period, the participants will be withdrawn from the current offering period following exercise and automatically re-enrolled in a new offering period. The new offering period will use the lower fair market value as of the first date of the new offering period to determine the purchase price for future purchase periods. Participants may end their participation at any time during an offering period, and they will be paid their payroll deductions to date. Participation ends automatically upon termination of employment with us.

     Rights granted under the 1998 purchase plan are not transferable by a participant other than by will or the laws of descent and distribution. The 1998 purchase plan provides that, in the event of our merger with or into another corporation or a sale of substantially all of our assets, each outstanding option may be assumed or substituted for by the successor corporation. If the successor corporation refuses to assume or substitute for the outstanding options, the offering period then in progress will be shortened and a new exercise date will be set. The 1998 purchase plan will terminate in 2008. Our board has the authority to amend or terminate the 1998 purchase plan, except that no amendment or termination may adversely affect any outstanding options under the 1998 purchase plan. Our board may alter the purchase price for any offering period or shorten an offering period at any time without consent of our stockholders or of any participants.

     401(k) plan

     We participate in a tax-qualified employee savings and retirement plan, or the 401(k) plan, which covers all of our full-time employees who have completed three months of service. Under the 401(k) plan, eligible employees may defer up to 20% of their pre-tax earnings, subject to the Internal Revenue Service's annual contribution limit. The 401(k) plan permits additional discretionary matching contributions by us on behalf of all participants in the 401(k) plan in such a percentage amount as may be determined annually by our board. To date, we have made no matching contributions. The 401(k) plan is intended to qualify under Section 401 of the tax code, as amended, so that contributions by employees or by us to the 401(k) plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the 401(k) plan, and so that contributions by us, if any, will be deductible by us when made. The trustee under the 401(k) plan, at the direction of each participant, invests the assets of the 401(k) plan in any of a number of investment options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     William W. McGuire, M.D., a member of the compensation committee until his resignation from our board in January 2000, is the Chairman and Chief Executive Officer of UnitedHealth Group, which, with its affiliates, entered into service and license agreements with us. Although UnitedHealth Group was one of our principal shareholders, its holdings no longer constitute more than 5% of our common stock. Eric J. Gleacher, a member of our compensation committee, is the Chief Executive Officer and Chairman of the Board of Gleacher & Co. LLC, which provides financial advisory services to us. For a more complete description of these relationships, see "Related Party Transactions." No interlocking relationship exists between our board or compensation committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

LIMITATION ON LIABILITY AND INDEMNIFICATION MATTERS

     Our certificate of incorporation and bylaws limit or eliminate the personal liability of our directors for monetary damages for breach of the directors' fiduciary duty of care. The duty of care generally requires that, when acting on our behalf, directors exercise an informed business judgment based on all material information reasonably available to them. Consequently, a director or officer will not be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director, except for

     - any breach of the director's duty of loyalty to us or our stockholders

     - acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law

     - unlawful payments of dividends or unlawful stock repurchases, redemptions or other distributions

     - any transaction from which the director derived an improper personal benefit

     These provisions are permitted under Delaware law.

     Our certificate of incorporation also provides that we will indemnify, to the fullest extent permitted by law, any person made or threatened to be made a party to any action or proceeding by reason of the fact that they are or were a director or officer of us or serve or served at any other enterprise as a director, officer or employee at our request.

     Our bylaws provide that we will, to the maximum extent and in the manner permitted by Delaware law, indemnify each of the following persons against expenses, including attorneys' fees, judgments, fines, settlements, and other amounts incurred in connection with any proceeding arising by reason of the fact that they are or were our agent:

     - a current or past director or officer of us or any of our subsidiaries

     - a current or past director or officer of another company who served at our request

     - a current or past director or officer of a corporation that was a predecessor corporation of us or any of its subsidiaries or of another company at the request of a predecessor corporation or subsidiary

     We have entered into indemnification agreements with each of our directors and executive officers to give them additional contractual assurances regarding the scope of the indemnification described above and to provide additional procedural protections. These agreements, among other things, indemnify our directors and executive officers for certain expenses, including attorneys' fees, judgments, fines, penalties and settlement amounts incurred by them in any action or proceeding arising out of their services to us, our subsidiaries or any other company to which they provide services at our request. In addition, we have obtained directors' and officers' insurance providing indemnification for our directors, officers and some employees for specified liabilities. We believe that these indemnification provisions and agreements are necessary to attract and retain qualified directors and officers.

     The limited liability and indemnification provisions in our certificate of incorporation and bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duty and may reduce the likelihood of derivative litigation against directors and officers, even though a derivative action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder's investment in us may be adversely affected to the extent we pay the costs of settlement and damage awards against our directors and officers under these indemnification provisions.

     At present, there is no pending or threatened litigation or proceeding involving any of our directors, officers or employees where indemnification is expected to be required or permitted, and we are not aware of any threatened litigation or proceeding that might result in a claim for indemnification.

ITEM 12.  SECURITY OWNERSHIP BY PRINCIPAL STOCKHOLDERS, MANAGEMENT AND DIRECTORS

     The following table sets forth information with respect to the beneficial ownership of our common stock as of March 31, 2000 by:

     - each person known by us to own beneficially more than 5% of our common stock

     -    each of our directors

     -    each of the named executive officers

     -    all of our directors and executive officers as a group

     The number and percentage of our shares of common stock owned is based on 182,047,106 shares outstanding as of March 31, 2000. Beneficial ownership is determined under the rules and regulations of the SEC. Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 31, 2000 are deemed to be outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. The shares subject to options or warrants held by a person are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, these persons have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each of the beneficial owners identified is c/o Healtheon/WebMD Corporation, 400 The Lenox Building, 3399 Peachtree Street, NE, Atlanta, GA 30326.


                                                     COMMON       EXERCISABLE       EXERCISABLE
NAME AND ADDRESS OF BENEFICIAL OWNER                 STOCK          WARRANTS          OPTIONS           PERCENT
------------------------------------                 -----          --------          -------           -------
Entities associated with Janus Capital
Corporation(1) ..............................      24,597,765              --             --             13.5%
    100 Fillmore Street, Suite 300
    Denver, CO 80206-4923

Microsoft Corporation .......................      11,933,340      13,676,387             --             13.1
    One Microsoft Way - Bldg. 8
    North Office 2211
    Redmond, WA 98052

Entities associated with The News Corporation
 Limited(2) .................................      23,282,645              --             --             11.4
    2 Holt Street
    Sydney, New South Wales 2010
    Australia

Entities associated with FMR Corp.(3) .......      15,334,467              --             --              8.4
    82 Devonshire Street
    Boston, MA 02109

W. Michael Long .............................       1,165,125         750,000        904,165              1.5

Jeffrey T. Arnold(4) ........................       6,503,458              --      1,243,369              4.2

James H. Clark(5) ...........................      11,739,262              --          6,666              6.5
    c/o Healtheon/WeMD Corporation
    4600 Patrick Henry Drive
    Santa Clara, CA 95054

                                                     ----------------------------------------------------------
                                                     COMMON       EXERCISABLE       EXERCISABLE
NAME AND ADDRESS OF BENEFICIAL OWNER                 STOCK          WARRANTS          OPTIONS           PERCENT
------------------------------------                 -----          --------          -------           -------
L. John Doerr(6) ............................       8,149,459          29,359          6,666              4.5
    c/o Kleiner, Perkins, Caufield & Byers
    2750 Sand Hill Road
    Menlo Park, CA 94025

U. Bertram Ellis, Jr ........................         493,207              --             --                *
    c/o iXL Enterprises, Inc.
    2 Park Place
    1888 Emery Street, NW
    Atlanta, GA 31318

Eric J. Gleacher(7) .........................         186,514       1,239,274             --                *
    c/o Gleacher & Co., LLC
    660 Madison Avenue
    New York, NY 10021-8405

Charles G. V. Stevens .......................                                                               *
    c/o Microsoft Corporation
    One Microsoft Way-Bldg. 8
    North Office 2211
    Redmond, WA 98052

William P. Payne ............................              --              --        519,367                *
    c/o PTEK Holdings, Inc.
    The Lenox Building, Suite 600
    3399 Peachtree Road, NE
    Atlanta, GA 30326

John L. Westermann III ......................         431,677              --         30,988                *

Pavan Nigam(8) ..............................         315,010              --        319,687                *

All executive officers and directors as a
group (17 persons) ..........................      29,144,760       2,018,633      4,278,834             18.8

*    Less than 1%

(1) Represents:

     -    6,986,475 shares held of record by Janus Capital Corporation

     - 17,611,290 shares held of record by Janus Twenty Fund. As a result of its role as investment advisor or sub-advisor to managed portfolios, Janus Capital, a registered investment adviser furnishing investment advice to investment companies and institutional clients, may be deemed a beneficial owner of shares held by managed portfolios, including Janus Twenty Fund. Janus Capital, however, has no right to receive dividends from or proceeds from the sales of the securities and disclaims ownership associated with such rights.

(2) Represents:

     - 2,000,000 shares of common stock and an additional 7,383,168 shares of common stock issuable upon conversion of 54,101 shares of Series A preferred stock held of record by News America Incorporated, an entity which is controlled through intermediaries by The News Corporation Limited, approximately 30% of the voting stock of which is owned by Rupert Murdoch, members of his family, companies owned by Mr. Murdoch or trusts, the beneficiaries of which include Mr. Murdoch and his family

     - 9,844,269 shares of common stock issuable upon conversion of 72,135 shares of Series A preferred stock held of record by Fox Broadcasting Company, a wholly owned subsidiary of Fox Entertainment Group, Inc.

     - 3,892,945 shares of common stock issuable upon conversion of 28,526 shares of Series A preferred stock held of record by AHN/FIT Cable LLC, an entity 50% owned and managed through intermediaries by Fox Entertainment

     - 162,263 shares of Common Stock issuable upon conversion of 1,189 shares of Series A preferred stock held of record by AHN/FIT Internet, LLC, an entity 50% owned and managed through intermediaries by Fox Entertainment

(3) Represents:

     - 12,741,239 shares of record held by Fidelity Management & Research Company, a wholly owned subsidiary of FMR Corp. Edward C. Johnson, III, and members of his family are predominant owners of Class B shares of common stock of FMR Corp., which represents approximately 49% of FMR Corp.'s voting power. Edward Johnson, Chairman of FMR Corp. owns 12% of FMR Corp.'s aggregate outstanding voting stock and Abigail Johnson owns 24.5%. Family members have a voting agreement requiring that all shares of Class B common stock be voted in accordance with the majority vote of Class B shareholders. As a result, the Johnson family may be deemed to form a controlling group with respect to the FMR Corp.

     - 1,054,418 shares of record held by Fidelity Management Trust Company, a wholly owned subsidiary of FMR Corp.

     - 1,538,810 shares of record held by Fidelity International Limited, a majority owned subsidiary of Fidelity Management & Research until June 30, 1980, when Fidelity International Limited's shares held by Fidelity Management & Research were distributed as a dividend to the shareholders of FMR Corp. A partnership controlled by Edward C. Johnson, III, and members of his family, own shares of voting stock of Fidelity Management International entitled to cast 39.89% of the total votes which could be cast by all Fidelity International stock. Mr. Johnson is Chairman of Fidelity International.

(4) Represents:

     -    5,057,812 shares held of record by Mr. Arnold

     -    36,469 shares held of record by his wife

     -    911,829 shares held of record by Arnold Family Irrevocable Trust

     - 497,348 shares held of record by JT Arnold Enterprises LLLP, of which Mr. Arnold is a general partner and in which he owns a 3% interest with his wife

     Mr. Arnold disclaims beneficial ownership of shares held by these entities except to the extent of his or his wife's pecuniary interest in these entities.

(5) Represents:

     - 1,000,000 shares held of record by James H. Clark and Nancy Rutter Clark 1995 Revocable Trust

     - 9,362,369 shares held of record by Monaco Partners, LP, which is wholly controlled by Dr. Clark

     - 166,667 shares held of record by Atherton Properties Partnership, which is wholly controlled by Dr. Clark

     - 1,017,229 shares held of record by Clark Ventures, Inc., which is wholly controlled by Dr. Clark

     - 192,997 shares held of record by JHC Investment, LLC, which is wholly controlled by Dr. Clark

(6) Represents:

     -    3,677 shares held of record by Mr. Doerr

     - 6,469,957 shares held of record and 26,423 in warrants held by Kleiner Perkins Caufield & Byers VII L.P.

     -    1,275,736 shares held of record by KPCB Java Fund

     - 400,089 shares held of record and 2,936 shares issuable upon the exercise of warrants held by KPCB Life Sciences Zaibatsu Fund II

     KPCB Life Sciences Zaibatsu Fund II and KPCB VII are wholly controlled by KPCB VII Associates. KPCB Java Fund is controlled by KPCB VIII. Mr. Doerr is a general partner of KPCB VIII and KPCB VII Associates. Mr. Doerr disclaims beneficial ownership of shares held by these entities except to the extent of his pecuniary interest in the entities.

(7) Represents:

     -    418,627 shares issuable upon the exercise of warrants held by Mr.
          Gleacher

     - 144,231 shares issuable upon the exercise of warrants held by Luna I Investors, LLC

     - 676,416 shares issuable upon the exercise of warrants held by Gleacher & Co. LLC

     Mr. Gleacher disclaims beneficial ownership of the warrants held by Luna I Investors and Gleacher & Co. except to the extent of his pecuniary interest in the entities.

(8) Represents:

     -    47,500 shares held of record directly by Mr. Nigam

     -    263,740 shares held of record by Nigam Living Trust


ITEM 13. RELATED PARTY TRANSACTIONS

     Since January 1, 1999, there has not been, nor is there currently proposed any transaction or series of similar transactions to which we or any of our subsidiaries was or is to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer, holder of more than five percent of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than the transactions described below.

     Microsoft. We have entered into a five-year strategic alliance with Microsoft which is described in detail under the heading "Business - Strategic relationships - Microsoft." Microsoft is one of our principal stockholders. Laura Jennings served as a member of our board of directors as Microsoft's designee from November 1999 until she resigned in March 2000. Microsoft has designated Charles G. V. Stevens to serve on our board of directors to fill Laura Jennings' vacancy. In May 1999, Microsoft purchased 184,604 shares of Series E preferred stock of WebMD and a warrant to purchase 7,614,916 shares of Series D common stock of WebMD. In June 1999, Microsoft purchased 202,930 shares of Series F preferred stock of WebMD pursuant to an offer to purchase. In connection with the closing of the WebMD merger, Microsoft acquired an additional 276,906 shares of Series E preferred stock of WebMD. As a result of the WebMD merger, Microsoft owns 11,933,340 shares of our common stock and a warrant to purchase an additional 13,676,387 shares of our common stock.

     Quintiles. Upon the completion of our acquisition of Envoy Corporation from Quintiles Transnational Corp., we will enter into a data rights agreement and an Internet product development and marketing agreement with Quintiles. Pursuant to the data rights agreement, Quintiles will license the data available to us by virtue of our transaction services to develop and commercialize data products, except that we are not required to provide, and will not provide, data to Quintiles if we are prohibited from doing so by our contracts with third parties or applicable law. All data licensed to Quintiles will be de-identified data in that all data elements that would make the licensed data individually identifiable to a particular person will be removed. We will receive a royalty from Quintiles based upon the operating income generated from these products. Under the Internet product development and marketing agreement, we will engage in a collaborative effort with Quintiles to develop, market and commercialize a portfolio of Internet-based products and services for the pharmaceutical industry. Quintiles will pay the costs in connection with our development activities and each of us will share revenues with the other from the sale of these services. Pursuant to the Envoy merger agreement, we will issue 35.0 million shares of our common stock to the stockholders of Envoy which, if issued as of March 31, 2000 would have represented approximately 16.1% of our common stock outstanding as of that date. For more information regarding our proposed acquisition of Envoy, see "Business - Recent events."

     News Corporation. We have entered into various agreements in connection with our strategic alliance with The News Corporation Limited and its affiliates. Assuming conversion on March 31, 2000 of all of the shares of Series A preferred stock held by affiliates of News Corporation, the holders of the Series A preferred stock would receive 21,282,645 shares of common stock which, together with the 2,000,000 shares of common stock held by News America, would represent approximately 11.4% of our common stock outstanding on that date. For more information regarding our strategic relationship with News Corporation, see "Business - Recent events."

     UnitedHealth Group. In April 1996, ActaMed, which we acquired in 1998, entered into a services and license agreement with UnitedHealth Group that granted UnitedHealth Group a license to specified technology and granted us the responsibilities of managing the ProviderLink product and of providing other information technology services to UnitedHealth Group. UnitedHealth Group pays us fees based on the number of ProviderLink sites in use and transactions processed. We are also obligated to provide support and maintenance services to UnitedHealth Group. In October 1999, we entered into a new services and license agreement with UnitedHealth Group pursuant to which UnitedHealth Group has agreed to utilize us as its preferred vendor of electronic data interchange services through our ProviderLink and WebMD Practice products, to UnitedHealth Group's managed care providers and customers over the five-year term of our agreement. We receive a monthly fee for each user site enrolled and a fee per transaction for EDI and transaction processing services. In 1999, UnitedHealth Group paid us an aggregate of approximately $14.7 million related to services, transaction and license fees. This agreement superceded our prior agreement with UnitedHealth Group. William W. McGuire, M.D., Chief Executive Officer and Chairman of UnitedHealth Group, was one of our directors until his resignation in January 2000.

     SmithKline Labs. In December 1997, ActaMed entered into a series of agreements with SmithKline Labs, which we assumed in connection with our merger with ActaMed. Under our December 1997 services agreement with SmithKline Labs, we render laboratory test order and results services to providers utilizing SmithKline Labs' laboratory services through our SCAN product. SmithKline Labs was obligated to pay us a minimum of approximately $9.1 million in 1999 for laboratory test orders and results transactions and is obligated to pay us approximately $9.1 million in 2000. SmithKline Labs may be required to pay us additional fees for transactions we process in the event the number of providers accessing SmithKline Labs' laboratory services through SCAN increases. SmithKline Labs paid us an aggregate of approximately $11.7 million in service and transaction fees during 1999 under this services agreement. This services agreement is effective through December 2002, and provides for automatic successive two-year renewals, subject to each party's right to elect not to renew the agreement no later than 180 days, in the case of SmithKline Labs, or 360 days, in our case, prior to the end of a term. In the event that we give notice of non-renewal, SmithKline Labs will be entitled to continue to receive long-term order entry and results reporting services from us on a per transaction pricing basis or, in the alternative, may require us to develop a service for SmithKline Labs that duplicates the services we have been providing under the services agreement.

     Also under our December 1997 services agreement, SmithKline Labs is entitled, no more than once in any three consecutive month period, to request that we engage in specified exclusive development work for SmithKline Labs. In addition, SmithKline Labs has agreed to promote us as its preferred vendor for laboratory electronic connectivity. The services agreement provides that the parties will negotiate new rates as of January 1, 2001 and each two years after that date. The services agreement states that the renegotiated rates must be competitive with the marketplace and must be no higher than the lowest fees charged by us to similarly situated customers.

     In January 1999, we entered into a new services agreement with SmithKline Labs under which we will provide electronic laboratory results delivery services to approximately 20,000 provider sites, in addition to the sites currently served through our SCAN product. The services agreement has a five-year term. We received revenues of approximately $17.0 during 1999 with respect to the January 1999 services agreement. We do not expect this arrangement to significantly contribute to earnings in the near term. In addition, we agreed to purchase, and in January 1999, we purchased, teleprinter assets used by SmithKline Labs to provide laboratory results delivery services in exchange for $2.0 million in cash and 1,833,333 shares of our common stock. Profitability will depend on our ability to use these assets to provide results delivery services for non-SmithKline labs and to transition these provider sites to our Internet-based Dx product.

     In August 1999, SmithKline Beecham Corporation sold SmithKline Labs to Quest Diagnostics Incorporated. Although SmithKline Beecham was one of our principal stockholders during 1999, it no longer beneficially owns more than 5% of our common stock.

     DuPont. DuPont has agreed to sponsor an aggregate of approximately 6.15 million subscriber months of WebMD Practice for physicians over the five-year term of our alliance. We will share advertising, carriage fees and e-commerce revenues with DuPont generated from our web site. DuPont's share of revenues generally ranges from 15% to 50%, depending on the type of revenue. Although DuPont was one of our principal stockholders immediately after the WebMD merger, its holdings no longer constitute more than 5% of our common stock.

     McKessonHBOC. In September 1999, we entered into an agreement with WebMD, McKesson HBOC, Inc. and HBO & Company that terminated the prior strategic agreements between WebMD and McKessonHBOC and its affiliates and provided for an immediate cash payment by McKessonHBOC to WebMD of $3.6 million. In consideration for this revised relationship, we provided for the issuance by WebMD of warrants to HBOC to acquire 4,688,049 shares of WebMD nonvoting common stock, which we assumed in connection with our WebMD merger and are exercisable for shares of our common stock at the following per share exercise prices:

     -    3,300,000 shares at $50.86

     -    5,000,000 shares at $30.16

     -    119,734 shares at $11.14

     Although HBOC was one of our principal stockholders immediately after our WebMD merger, its holdings no longer constitute more than 5% of our common stock.

     Gleacher & Co. Gleacher & Co. LLC, formerly Gleacher NatWest, Inc., provided financial advisory services to WebMD prior to the WebMD merger and continues to provide these services to us. WebMD and Gleacher & Co. entered into a two-year agreement relating to these services, and WebMD issued to Gleacher & Co. a warrant to purchase 1,038,450 shares of WebMD Series D common stock, which we assumed in connection with our WebMD merger. As a result of transfers of portions of the warrant, Gleacher & Co. currently holds a fully vested warrant to purchase 676,416 shares of our common stock, Luna I Investors, LLC currently holds a fully vested warrant to purchase 144,231 shares or our common stock, and Eric J. Gleacher currently holds a fully vested warrant to purchase 418,627 shares of our common stock, in each case at an exercise price of $8.04 per share. Mr. Gleacher, a member of our board of directors, is the Chairman and Chief Executive Officer of Gleacher & Co. and a member of Luna I Investors.

     iXL. In June 1998, WebMD entered into strategic agreements with iXL Enterprises, Inc. for iXL's provision of web development services to WebMD, which agreements we assumed in connection with our WebMD merger. In 1999, we paid to iXL approximately $356,000 for web development services. U. Bertram Ellis, Jr. a member of our board of directors, is the Chairman, Chief Executive Officer and a stockholder of iXL. Jeffrey T. Arnold, our Chief Executive Officer and a member of our board of directors, serves on the board of iXL.

     PTEK Holdings. We lease the space for our corporate headquarters located in Atlanta, Georgia from a subsidiary of PTEK Holdings. These leases expire in February 2002 and November 2004 and require aggregate monthly payments to PTEK Holdings of approximately $130,000. We also lease equipment and other personal property used in our call center from a subsidiary of PTEK Holdings. This lease expires in February 2002 and requires monthly payments to PTEK Holdings of approximately $24,000.

     We provide our subscribers with the option of using PTEK Holdings' enhanced communications services through our physician portal. Our agreement with PTEK Holdings is effective until January 2001 and requires minimum payments to PTEK Holdings of $80,000 per month. In addition, the agreement requires that we spend an aggregate of $750,000 for joint marketing efforts with PTEK Holdings. In connection with obtaining PTEK Holdings' agreement to vote for the WebMD merger, WebMD agreed to use its best efforts to cause us to honor WebMD's rights and obligations under this agreement, including provisions regarding exclusivity of telecommunications services. William P. Payne, a member of our board of directors, is the Vice Chairman of PTEK Holdings and Chairman of a subsidiary of PTEK Holdings. Mr. Arnold, our Chief Executive Officer and a member of our board of directors, serves on the board of PTEK Holdings.

     William P. Payne, one of our directors, is an employee and the Chairman of the Board of Orchestrate.com, a subsidiary of PTEK Holdings. As Chairman of Orchestrate.com, one of Mr. Payne's principal duties is to assist us in the development of our business for the purpose of increasing revenue opportunities for PTEK Holdings. In connection with our WebMD merger, we assumed an agreement between Mr. Payne and WebMD pursuant to which, in consideration of Mr. Payne's devotion of up to 60% of his time directly to our business, we reimburse PTEK Holdings $375,000 per year for Mr. Payne's salary, $125,000 per year for Mr. Payne's minimum bonus and $6,000 per year for Mr. Payne's automobile allowance, in each case until May 2000. We also reimburse Mr. Payne for any expenses he incurs in discharging his duties to us.

     Officer loan. In March 1999, we loaned Steven E. Curd, our Chief Information Officer, $2.5 million for the purchase of a residence upon his relocation to the San Francisco Bay area. The loan is secured, bears no interest, and must be repaid by Mr. Curd upon the earlier of the end of five years, the sale of the residence, or the discontinuation of his employment with us. Mr. Curd also must apply to the loan any proceeds received by him from the sale of our common stock resulting from the exercise of his stock options. We have agreed to repurchase the residence from Mr. Curd upon his request at a price equal to Mr. Curd's purchase price of the residence plus the cost of any improvements. Additionally, we will reimburse Mr. Curd for the amount of taxes payable by him for his residence as well as resulting from the loan.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 28th day of April, 2000.


                                  HEALTHEON/WEBMD CORPORATION

                                  By: *
                                     -------------------------------------
                                      Jeffrey T. Arnold
                                      Chief Executive Officer and Director


     Pursuant to the requirements of the Securities Exchanges Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           SIGNATURE                                           CAPACITY                              DATE

         *
----------------------------------                Chief Executive Officer and Director         April 28, 2000
         Jeffrey T. Arnold                        (principal executive officer)


          *
----------------------------------                Executive Vice President, Chief Financial    April 28, 2000
         John L. Westermann III                   Officer, Treasurer and Secretary
                                                  (principal financial officer)


         *                                        Chairman of the Board of Directors           April 28, 2000
----------------------------------
         W. Michael Long


         *                                        Director                                     April 28, 2000
----------------------------------
         James H. Clark


         *                                        Director                                     April 28, 2000
----------------------------------
         L. John Doerr


         *                                        Director                                     April 28, 2000
----------------------------------
         U. Bertram Ellis, Jr.


         *                                        Director                                     April 28, 2000
----------------------------------
         Eric J. Gleacher


         *                                        Director                                     April 28, 2000
----------------------------------
         William P. Payne


           SIGNATURE                             CAPACITY                                     DATE

*By: /s/ Jack D. Dennison
     -----------------------------------
         Jack D. Dennison
         Attorney-in-Fact