Form 10-Q
period 2000-03-31
HEALTHEON WEBMD CORP
filed 2000-05-15
CIK 1088917

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________
                        Commission file number 333-70553

                           --------------------------

                           HEALTHEON/WEBMD CORPORATION
             (Exact name of Registrant as specified in its charter)


                 DELAWARE                                  94-3236644
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                 Identification Number)

                             400 THE LENOX BUILDING
                             3399 PEACHTREE ROAD, NE
                             ATLANTA, GEORGIA 30326
                    (Address of principal executive offices)
                                 (404) 495-7600
              (Registrant's telephone number, including area code)

                           --------------------------

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES [X]           NO [ ]


           As of April 28, 2000, there were 182,104,643 shares of the
                     Registrant's Common Stock outstanding.
================================================================================

                           HEALTHEON/WEBMD CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2000
                                      INDEX




                                                                                                  PAGE
PART I     FINANCIAL INFORMATION                                                                 NUMBER

ITEM 1.    Financial Statements:

           Condensed Consolidated Balance Sheets as of March 31, 2000 (Unaudited) and
              December 31, 1999...............................................................     3

           Unaudited Condensed Consolidated Statements of Operations for the three months
              ended March 31, 2000 and 1999...................................................     4

           Unaudited Condensed Consolidated Statements of Cash Flows for the three months
              ended March 31, 2000 and 1999...................................................     5

           Notes to Condensed Consolidated Financial Statements...............................     6

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations...........................................................    10

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.........................    26

PART II    OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K...................................................    27

           Signatures.........................................................................    28

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                           HEALTHEON/WEBMD CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                              MARCH 31,           DECEMBER 31,
                                                                2000                   1999
                                                             -----------          ------------
                                                             (unaudited)

ASSETS
Current assets:
       Cash and cash equivalents ..................          $ 1,160,682           $   291,286
       Accounts receivable, net ...................               71,925                51,511
       Other current assets .......................               15,564                20,808
                                                             -----------           -----------

              Total current assets ................            1,248,171               363,605
Property and equipment, net .......................               65,103                48,384
Prepaid content and services ......................              616,875               273,038
Intangible assets, net ............................            3,763,748             3,547,559
Other assets ......................................               54,370                 9,876
                                                             -----------           -----------

                                                             $ 5,748,267           $ 4,242,462
                                                             ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable ...........................          $    45,186           $    77,288
       Accrued liabilities ........................               81,770                62,841
       Deferred revenue ...........................               10,532                 4,891
       Current portion of capital lease obligations                2,204                 2,281
                                                             -----------           -----------
              Total current liabilities ...........              139,692               147,301
Long-term liabilities .............................              121,409               121,489
Stockholders' equity:
       Convertible preferred stock ................              629,000                    --
       Common stock ...............................                   18                    16
       Additional paid-in capital .................            5,684,964             4,370,165
       Deferred stock compensation ................               (3,931)               (5,089)
       Accumulated deficit ........................             (822,885)             (391,420)
                                                             -----------           -----------
              Total stockholders' equity ..........            5,487,166             3,973,672
                                                             -----------           -----------
                                                             $ 5,748,267           $ 4,242,462
                                                             ===========           ===========



           See notes to condensed consolidated financial statements.

                           HEALTHEON/WEBMD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data, unaudited)



                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                          ----------------------------
                                                                             2000               1999
                                                                          ---------           --------

           Revenue (1) .........................................          $  65,881           $ 17,555

           Operating costs and expenses:
                Cost of operations .............................             59,365             15,518
                Development and engineering ....................             11,574              7,041
                Sales and marketing ............................             86,715              4,652
                General and administrative .....................             13,811              4,249
                Depreciation and amortization ..................            338,710              5,225
                                                                          ---------           --------

                    Total operating costs and expenses .........            510,175             36,685
                                                                          ---------           --------
           Loss from operations ................................           (444,294)           (19,130)
           Interest income, net ................................             12,829                561
                                                                          ---------           --------

           Net loss ............................................          $(431,465)          $(18,569)
                                                                          =========           ========

           Basic and diluted net loss per common share .........          $   (2.47)          $  (0.30)
                                                                          =========           ========
           Weighted average shares outstanding used in computing
            basic and diluted net loss per common share ........            175,041             62,665
                                                                          =========           ========



(1) Includes revenue to related parties of $12,777 and $9,521 for the three months ended March 31, 2000 and 1999, respectively. See note 2.




           See notes to condensed consolidated financial statements.

                           HEALTHEON/WEBMD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)



                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                            ------------------------------
                                                                                               2000                 1999
                                                                                            ----------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss .....................................................................       $ (431,465)           $(18,569)
       Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation and amortization of intangible assets ......................          338,710               5,946
            Amortization of deferred compensation related to options granted ........            1,158               2,084
            Amortization of non-cash prepaid content and services ...................           18,554                  --
            Changes in operating assets and liabilities:
                Accounts receivable .................................................          (12,294)             (2,470)
                Other assets ........................................................           16,061              (3,069)
                Accounts payable ....................................................          (28,163)             (1,161)
                Accrued liabilities .................................................          (22,575)              4,175
                Deferred revenue ....................................................             (294)              1,723
                                                                                            ----------            --------

                       Net cash used in operating activities ........................         (120,308)            (11,341)
                                                                                            ----------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of short-term investments ..........................................               --             (15,148)
       Maturities of short-term investments .........................................               --               7,790
       Decrease in restricted cash ..................................................               --                 867
       Purchases of long-term investments ...........................................          (42,500)                 --
       Purchases of property and equipment ..........................................           (5,666)             (4,048)
       Cash acquired in business combinations, net of cash paid .....................          101,662                  --
                                                                                            ----------            --------
                       Net cash provided by (used in) investing activities ..........           53,496             (10,539)
                                                                                            ----------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments of notes payable ....................................................               --                (159)
       Proceeds from issuance of common stock, net of repurchases ...................          936,951              41,755
       Principal payments of capital lease obligations ..............................             (743)               (716)
                                                                                            ----------            --------
                       Net cash provided by financing activities ....................          936,208              40,880
                                                                                            ----------            --------
Net increase in cash and cash equivalents ...........................................          869,396              19,000
Cash and cash equivalents at beginning of period ....................................          291,286              19,389
                                                                                            ----------            --------
Cash and cash equivalents at end of period ..........................................       $1,160,682            $ 38,389
                                                                                            ==========            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

       Interest paid ................................................................       $      148            $    139
                                                                                            ==========            ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
       Equipment acquired under capital leases ......................................       $      215            $    983
                                                                                            ==========            ========
       Issuance of common stock for asset purchases .................................       $  372,737            $ 11,000
                                                                                            ==========            ========
       Issuance of preferred stock for asset purchases ..............................       $  629,000            $     --
                                                                                            ==========            ========
       Deferred compensation related to options granted .............................       $       --            $  6,261
                                                                                            ==========            ========
       Conversion of convertible preferred stock to common stock ....................       $       --            $ 46,101
                                                                                            ==========            ========





           See notes to condensed consolidated financial statements.

                           HEALTHEON/WEBMD CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

         The unaudited condensed consolidated financial statements have been prepared by Healtheon/WebMD's management and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's rules and regulations. A condensed consolidated statement of comprehensive loss has not been presented because the components of comprehensive loss are not material.

Healtheon/WebMD operates within a single operating segment and to date has derived nearly all of its revenue from within the United States.

         These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with Healtheon/WebMD's audited consolidated financial statements and notes for the year ended December 31, 1999 which were included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     Revenue Recognition

         Revenue recognized from arrangements deemed to be nonmonetary exchanges of Healtheon/WebMD's products and services for customer products and services totaled approximately $3,080 during the three months ended March 31, 2000, with no revenue of this type recognized during the three months ended March 31, 1999. Revenues from these exchanges are recorded at the fair value of the products and services provided or received, whichever is more clearly evident.

     Concentration of Revenue and Credit Risk

         One customer represented 11% of consolidated revenue for the three months ended March 31, 2000. Two customers, one of which is a related party, comprised 32% of the total accounts receivable at March 31, 2000. We believe that the concentration of credit risk in our trade receivables, with respect to our limited customer base, is substantially mitigated by our credit evaluation process. We do not require collateral. To date, our bad debt write-offs have not been significant.

     Net Loss Per Common Share

         The following table presents the calculation of basic and diluted net loss per common share:


                                                                                                        THREE MONTHS ENDED
                                                                                                             MARCH 31,
                                                                                               ------------------------------------
                                                                                                   2000                    1999
                                                                                               -------------           ------------
Net loss .................................................................................     $    (431,465)          $    (18,569)
                                                                                               =============           ============
Basic and diluted:
     Weighted-average shares of common stock outstanding .................................           175,572                 63,789
     Less: Weighted-average common shares subject to repurchase ..........................              (531)                (1,124)
                                                                                               -------------           ------------
Weighted-average shares used in computing basic and diluted net loss per
     common share ........................................................................           175,041                 62,665
                                                                                               =============           ============
Basic and diluted net loss per common share ..............................................     $       (2.47)          $      (0.30)
                                                                                               =============           ============

         We have excluded all convertible redeemable preferred stock, convertible preferred stock, warrants, outstanding stock options and shares subject to repurchase by Healtheon/WebMD from the calculation of diluted net loss per common share because all such securities are anti-dilutive for the periods presented. The total number of shares on an "as converted" basis excluded from the calculation of diluted loss per shares was approximately 81.5 million shares at March 31, 2000 and 18.2 million shares at March 31, 1999.

     Reclassifications

         Certain reclassifications have been made to the financial statements to conform with the current year presentation. These reclassifications had no effect on previously reported financial position or results of operations.

2.       RELATED PARTY TRANSACTIONS

         Revenue from related parties for the three months ended March 31, 2000 includes advertising revenue, content license and carriage fees, subscription and e-commerce revenue pursuant to revenue-sharing and fixed-fee agreements with related parties as discussed below. Two of the following arrangements were originally entered into by and between WebMD and Microsoft Corporation in March 1999 and WebMD and At Home Corporation, or Excite@Home, in May 1999. As a result of WebMD's merger in November 1999 with Healtheon, we assumed these agreements and Microsoft Corporation and Excite@Home became related parties to Healtheon/WebMD. In January 2000, we completed the transactions contemplated by our strategic alliance with News Corporation at which time News Corporation became a related party.

     Microsoft

         For the three months ended March 31, 2000, we recognized $7,250 in carriage fees as sales and marketing expense under the terms of our five-year strategic alliance with Microsoft. For the three month period ended March 31, 2000, we recognized $964 of advertising revenue for advertising placed on Microsoft's health channels and no revenue related to advertising placed by Microsoft on our web site. For the three month period ended March 31, 2000, we recorded revenue of $3,753 related to subscriptions to WebMD's physician web site which were sponsored by Microsoft. This amount has been recorded net of commissions. For the three month period ended March 31, 2000, we recognized $9,000 as sales and marketing expense for amortization of the $180,000 value assigned to the Microsoft strategic agreement. At March 31, 2000 and December 31, 1999, accounts receivable from Microsoft was $15,741 and $9,030, respectively.

     News Corporation

         Pursuant to our strategic alliance entered into with News Corporation in January 2000, Healtheon/WebMD will provide daily, health-related content to News Corporation for an aggregate of $60,000 in licensing fees over a five-year term. Revenue recognized from this agreement and from other services provided to News Corporation totaled $4,500 for the three months ended March 31, 2000. There was no accounts receivable from News Corporation at either March 31, 2000 or December 31, 1999.

     Excite@Home

         Under a three-year services agreement with Excite@Home, Healtheon/WebMD will create a co-branded health channel and online health-related communities for Excite@Home. Excite@Home has guaranteed a minimum level of impressions throughout the Excite@Home network, and we have agreed to pay carriage fees over the term of the agreement. For the three month period ended March 31, 2000, we recorded $2,500 as sales and marketing expense related to carriage fees based on impressions delivered. Excite@Home and Healtheon/WebMD will share the advertising revenue generated by the co-branded web site. At March 31, 2000 and December 31, 1999, accounts receivable from Excite@Home was $1,837 and $1,158, respectively.

         Revenue from related parties includes revenue attributable to UnitedHealth Group of $1,300 and $3,400 for the three months ended March 31, 2000 and 1999, respectively. In January 2000, the Chairman and Chief Executive Officer of UnitedHealth Group resigned from our Board of Directors, and at this date, UnitedHealth Group ceased to be a related party.

         Revenue from related parties for the three months ended March 31, 1999 includes revenue attributable to SmithKline Labs of $6,100. In August 1999, SmithKline Labs was sold to a company which is not a significant stockholder of Healtheon/WebMD, and at this date, SmithKline Labs ceased to be a related party.

3.       STOCKHOLDERS' EQUITY

         From January 1, 1999 through February 10, 1999, the date of our initial public offering, Healtheon/WebMD granted to employees options to purchase common stock equal to a total of 4,107,625 shares with exercise prices ranging from $3.55 to $5.85 per share. Deferred stock compensation of $6,261 was recorded for the three month period March 31, 1999 and is being amortized over the vesting period of these options.

         On February 10, 1999, Healtheon completed its initial public offering. We sold 5,750,000 shares of common stock to the public and realized net proceeds of approximately $41,398.

         On January 27, 2000, Janus Capital Corporation, through its managed mutual funds, invested $930,000 in exchange for 15,000,000 shares of Healtheon/WebMD common stock at $62.00 per share in a private transaction.

         On January 26, 2000, as part of our strategic alliance with News Corporation, we issued convertible preferred stock that is convertible into 21,282,645 shares of common stock and sold 2,000,000 shares of common stock to affiliates of News Corporation. See Note 4.

4.       BUSINESS COMBINATIONS

     The 1999 Mergers

         Effective November 12, 1999, Healtheon merged with WebMD, a provider of web-based solutions for the administrative, communications and information needs of healthcare professionals and the healthcare informational needs of consumers. Healtheon exchanged 1.796 shares of its common stock for each share of WebMD stock. The total purchase consideration was approximately $3,659,921. The acquisition was accounted for using the purchase method and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. The total goodwill recorded in connection with the purchase was $2,944,804 and is being amortized over three years. The values, totaling approximately $196,307, assigned to WebMD's acquired technology, customer lists, trademarks, and other intangibles, were determined through independent appraisal.

         Effective November 12, 1999, Healtheon acquired MedE America, a provider of healthcare transaction services for hospitals, pharmacies, physicians, dentists, payers and pharmacy benefit managers. Healtheon exchanged
0.7494 shares of its common stock for each share of MedE America stock. The total purchase consideration was approximately $417,292. The acquisition was accounted for using the purchase method and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. The total goodwill recorded in connection with the purchase was $324,983 and is being amortized over four years. The values, totaling approximately $105,545, assigned to MedE America's customer lists, trademarks and acquired technology, were determined through independent appraisal.

         Effective November 12, 1999, Healtheon acquired Medcast, an Internet-based medical news and information service. Healtheon exchanged 2,692,501 shares or options to purchase shares of its common stock and approximately $2,336 in cash for all Medcast outstanding stock. The total purchase consideration was approximately $112,953. The acquisition was accounted for using the purchase method and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. The total goodwill recorded in connection with the purchase was approximately $109,755 and is being amortized over three years. The values, totaling $17,700, assigned to Medcast's customer lists, trademarks and acquired technology, were determined through independent appraisal.

         The fair value per share of Healtheon's common stock was based on the closing price of Healtheon's common stock on the five days prior and subsequent to the days the mergers were announced, or, if applicable, the days the merger agreements were amended, which were September 7, 1999 for WebMD, October 6, 1999 for Medcast and November 9, 1999 for MedE America.

     2000 Acquisitions and Strategic Partnerships

         On January 26, 2000, Healtheon/WebMD completed the transactions contemplated by its strategic alliance agreement with The News Corporation Limited, Fox Entertainment Group and certain of their affiliates (collectively, "News Corporation"). Under this strategic partnership, News Corporation became a minority stockholder in Healtheon/WebMD. The financial terms of the strategic partnership include $400.0 million in media branding services to be provided by News Corporation and its affiliates to Healtheon/WebMD domestically over 10 years; a $100.0 million cash investment commitment by News Corporation in an international joint venture; a $60.0 million five-year licensing agreement for syndication of WebMD daily broadcast content; the transfer to Healtheon/WebMD of a 50% interest in The Health Network, a health-focused cable network, and 50% ownership of thehealthnetwork.com. Healtheon/WebMD issued an aggregate of 155,951 shares of Series A Preferred Stock, which shares vote on an as-if-converted basis with Healtheon/WebMD's common stock, in consideration for its 50% interest in thehealthnetwork.com. Assuming conversion of all of the shares of Series A Preferred Stock, the holders of these shares will receive 21,282,645 shares of the Healtheon/WebMD's common stock. These shares are subject to restrictions on their sale for three years. In addition, affiliates of Fox Entertainment purchased 2,000,000 shares of the Healtheon/WebMD's common stock at $50.00 per share for an aggregate purchase price of $100.0 million in cash.

         On January 31, 2000, Healtheon/WebMD completed its acquisition of Kinetra LLC, a joint venture between Electronic Data Systems Corporation and Eli Lilly and Company, which was accounted for under the purchase method of accounting. Kinetra is a provider of health information networks and healthcare e-commerce services that enhance decision-critical information flow within the healthcare field. The total purchase consideration was approximately $291,538, comprising the issuance of 7,437,248 shares of Healtheon/WebMD's common stock with an aggregate fair value of $286,288, $5,250 of acquisition costs and a nominal amount of cash in exchange for all of the membership interests of Kinetra.

     Proposed Mergers

         On January 22, 2000, Healtheon/WebMD entered into a definitive agreement with Quintiles Transnational Corp. and its subsidiary, QFinance, Inc. (collectively, "Quintiles"), to acquire Quintiles' electronic data interchange subsidiary ("EDI"), Envoy Corporation, a provider of healthcare EDI transactions in the United States. Under the terms of the agreement, Quintiles will receive 35,000,000 shares of Healtheon/WebMD stock and $400,000 in cash, for a total consideration of approximately $2,500,000. Quintiles will issue Healtheon/WebMD a warrant to purchase up to 10,000,000 shares of Quintiles common stock at $40.00 per share, exercisable for four years. Stock received by Quintiles in the transaction will be subject to restrictions on sale for one to two years. Completion of the agreement, which will be accounted for as a purchase transaction, is expected in the second quarter of 2000, subject to regulatory approval and certain other customary closing conditions. We have received and responded to a request from the Department of Justice for additional information in connection with our pre-merger notification filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with respect to our announced acquisition of Envoy. This acquisition may not be completed until 20 days after the DOJ determines that we have substantially complied with the request for additional information, unless this waiting period is terminated earlier by the DOJ.

         On February 13, 2000, Healtheon/WebMD entered into definitive agreements to acquire Medical Manager Corporation, a provider of physician practice management systems in the United States, and its publicly traded subsidiary, CareInsite, Inc., a developer of an Internet-based healthcare e-commerce network that links physicians, suppliers and patients. Under the terms of the agreements, Healtheon/WebMD will exchange 1.65 shares of its common stock for each share of Medical Manager and 1.3 shares for each share of CareInsite not owned directly or indirectly by Medical Manager. Completion of the acquisitions, which will be accounted for under the purchase method of accounting, is expected in mid-year 2000, subject to regulatory and stockholder approvals and certain other customary closing conditions. The completion of the Medical Manager and CareInsite acquisitions are conditioned on each other.

         On February 15, 2000, Healtheon/WebMD entered into a definitive agreement to acquire OnHealth Network Company, a leading source of consumer-oriented health and wellness information, products and services on the web. Under the terms of the agreement, stockholders of OnHealth stock are to receive 0.189435 shares of Healtheon/WebMD common stock for each share of OnHealth stock. Closing of the transaction, which will be accounted for under the purchase method of accounting, is expected in mid-year 2000, subject to regulatory and OnHealth stockholder approval and other customary closing conditions. In connection with the agreement, Healtheon/WebMD advanced $15,000 to OnHealth for working capital needs and has agreed to provide an additional $15,000 as needed prior to the date of closing.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS

         Except for historical information, this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our pending acquisitions, anticipated costs and expenses, revenue mix, product and service development and relationships with strategic partners. These forward-looking statements include declarations regarding our belief or current expectations of management, such as statements indicating that "we expect," "we anticipate," "we intend," "we believe" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Management's discussion and analysis of financial condition and, results of operations -- Factors that may affect future results of operations." You should carefully review the risks described in our reports and registration statements that we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this quarterly report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

         The following discussion also should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

         Our web site, WebMD.com, offers a single destination for the exchange of healthcare information and supports a broad range of healthcare transactions delivered over our secure, Internet-based platform. We design our service offerings to help integrate and manage administrative, clinical, research and information needs of healthcare industry participants. We believe that our web-based solution has the potential to create significant improvements in the way that information is used by the healthcare system, enabling improved workflows, better decision making and, ultimately, higher quality patient care at a lower cost.

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

         We currently provide services to over 250,000 physicians and approximately 11,000 dentists, 4,500 hospitals, 46,000 pharmacies, 650 payers and 8 laboratory companies. In addition, nearly 100,000 physicians have subscriptions to WebMD Practice, and over 1,100,000 consumers are enrolled in our support communities on WebMD Health. In March 2000, WebMD.com attracted approximately 2.9 million unique users, according to Media Metrix, and page views exceeded approximately 44.8 million, according to commercial software that we utilize.

         We were incorporated in December 1995 and commenced operations in January 1996. In November 1999, we merged with WebMD, Inc., MedE America Corporation and Greenberg News Networks, Inc., which is referred to as Medcast, and changed our name to Healtheon/WebMD Corporation. We launched our integrated web site in November 1999 following the closing of these mergers.

         In January 2000, we completed the acquisition of Kinetra LLC and the transactions contemplated by our strategic alliance with News Corporation. Also in the first quarter of 2000, we entered into definitive agreements to acquire Envoy Corporation, Medical Manager Corporation, CareInsite, Inc. and OnHealth Network Company. These acquisitions are subject to regulatory approvals and customary closing conditions. These acquisitions will be acccounted for as purchase transactions and are expected to be completed in mid-year 2000. For a more complete description of these transactions, see Note 4 to the Condensed Consolidated Financial Statements in this quarterly report and "Business - Recent events" in our 1999 annual report.

RESULTS OF OPERATIONS

     Revenue

     We recognize revenue as our services are performed or our products are delivered. We earn revenue on our network-based fees from fixed fee subscription arrangements, which are recognized ratably over the term of the applicable agreement, and from our administrative services, which are priced on a per-transaction or per-user basis and recognized as the services are performed. Revenue from our development, consulting and information technology management services is recognized as these services are performed. We recognize revenue related to software license fees when a customer enters into a non-cancelable license agreement, the software product covered by the license agreement has been delivered, there are no uncertainties surrounding product acceptance, there are no significant future performance obligations, the license fees are fixed or determinable and collection of the license fees is considered probable.

         Revenue from advertising is recognized as advertisements are run on our web site or on co-branded web sites. Our subscription revenue, including subscription revenue from sponsorship arrangements, is recognized ratably over the subscription term as subscriptions are placed with physicians. We do not allocate subscription revenue among our various service offerings included as part of the base subscription fee. Revenue from fixed fee content license or carriage fees is recognized ratably over the term of the applicable agreement. We recognize e-commerce revenue when a subscriber or consumer utilizes our Internet-based services or purchases goods or services through our web site or a co-branded web site with one of our strategic partners. We recognize revenue from our optional services when we provide one or more of these services for fees in addition to the base subscription fees for WebMD Practice.

         For the three months ended March 31, 2000, total revenue increased to $65.9 million from $17.6 million for the three months ended March 31, 1999. This increase is due primarily to the growth of our transaction- and network-based services and to the additional revenue sources that were acquired upon the closing of our mergers with WebMD and MedE America. Transaction revenue, advertising revenue and subscription revenue comprise 43.8%, 29.4% and 10.3% of total revenue for the three months ended March 31, 2000 and 54.5%, 0% and 0% of total revenue for the three months ended March 31, 1999, respectively.

         For the three months ended March 31, 2000, revenue from related parties, which consists principally of services provided to UnitedHealth Group, Microsoft and News Corporation, increased to $12.8 million from $9.5 million for the three months ended March 31, 1999. The increase was primarily due to increases in transaction-based services to UnitedHealth Group, from subscriptions and third party advertising through our Microsoft strategic alliance and from health-related content licensed to News Corporation. Revenue from SmithKline Labs ceased being related party revenue in August 1999 when SmithKline Labs was sold to Quest Diagnostics, and revenue from UnitedHealth Group ceased being related party revenue in January 2000 when the Chairman and Chief Executive Officer of UnitedHealth Group resigned from our board of directors.

     Cost of Operations

         Cost of operations, which consists principally of costs to operate and maintain our networks and costs related to providing services, increased from $15.5 million for the three months ended March 31, 1999 to $59.4 million for the three months ended March 31, 2000. The increase resulted primarily from increased personnel and network operations costs, costs to acquire exclusive arrangements to provide consumer healthcare-related content to other web sites and other costs required to support the increased service revenues. Of the increase in cost of operations, $33.1 million relates to expenses incurred by the companies acquired in the 1999 Mergers and the 2000 Acquisitions and Strategic Partnerships.

     Development and Engineering

         Development and engineering expense consists primarily of expenses associated with development of services and applications and excludes development expenses that are included in cost of operations. These expenses, which are comprised of salaries paid to engineering personnel, fees paid to outside contractors and consultants, a portion of facilities expenses and maintenance of capital equipment used in the development process, increased from $7.0 million for the three months ended March 31, 1999 to $11.6 for the three months ended March 31, 2000. The increase was the result of a significant increase in the number of engineers engaged in the development of our applications and services. Of the increase, $2.7 million relates to expenses incurred by the companies acquired in the 1999 Mergers and the 2000 Acquisitions and Strategic Partnerships.

     Sales and Marketing

         Sales and marketing expense, which consists principally of salaries and related expenses for sales, account management and marketing personnel, commissions, and expenses for marketing programs and trade shows, increased from $4.6 million for the three months ended March 31, 1999 to $86.7 million for the three months ended March 31, 2000. The increase primarily related to the salaries and related costs of added sales and marketing personnel and to advertising and promotion costs incurred to increase awareness of our WebMD brand. Of the increase, $79.0 million relates to expenses incurred by the companies acquired in the 1999 Mergers and the 2000 Acquisitions and Strategic Partnerships.

     General and Administrative

         General and administrative expense which consists primarily of salaries and related expenses for administrative, finance, legal, human resources and executive personnel, fees for professional services, costs of general insurance and other internal control systems costs, increased to $13.8 million for the three months ended March 31, 2000 from $4.2 million for the three months ended March 31, 1999. The increase primarily related to increased personnel costs and facilities expenses incurred as we added administrative personnel and executive management. General and administrative expenses include the amortization of deferred stock compensation which increased to $1.2 million for the three months ended March 31, 2000 from $2.1 million for the three months ended March 31, 1999. The remainder of the increase resulted from salaries and related costs of office space and facilities as we added administrative personnel and executive management. Of the increase, $12.2 million is a result of expenses incurred by the companies acquired in the 1999 Mergers and the 2000 Acquisitions and Strategic Partnerships.

     Depreciation and Amortization

         Depreciation and amortization was $338.7 million for the three months ended March 31, 2000 and $5.2 million for the three months ended March 31, 1999. The increase was due primarily to the amortization of intangible assets acquired in the 1999 Mergers and the 2000 Acquisitions and Strategic Partnerships, the amounts of which are being amortized over expected lives of one to five years. The consummation of the pending proposed purchase transactions announced in the first quarter of 2000 will add significant additional charges in future periods.

     Interest Income and Expense

         Interest income has been derived primarily from cash investments. Interest expense results primarily from our borrowings and from capitalized lease obligations for equipment purchases. Net interest income was $12.8 million for the three months ended March 31, 2000 and $0.6 million for the three months ended March 31, 1999. The increase was primarily due to higher average cash balances resulting from the $41.4 million in net proceeds from our initial public offering in February 1999, the $930.0 million in net proceeds received from the sale of our common stock to Janus Capital in February 2000 and from cash balances that were acquired in the 1999 Mergers and the 2000 Acquisitions and Strategic Partnerships.

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

         In January 2000, we raised an additional $1.03 billion from our sale of
15.0 million shares of our common stock to Janus Capital Corporation, through its managed mutual funds, for $930.0 million, as well as our sale of 2.0 million shares of our common stock to affiliates of News Corporation for $100.0 million in connection with our News Corporation strategic alliance. As of March 31, 2000, we had outstanding equipment lease liabilities of $4.4 million. As of March 31, 2000, we had approximately $1.16 billion in cash and cash equivalents and working capital of $1.11 billion.

         Cash used in operating activities was $120.3 million for the three months ended March 31, 2000 compared to $11.3 million for the first quarter of 1999. The cash used during these periods was primarily attributable to net operating losses, offset in part by depreciation and amortization. Our losses were principally related to increased sales and marketing expenses to promote the WebMD brand and development and engineering expenses to improve our product offerings and develop new applications and content.

         Cash provided by investing activities was $53.5 million for the three months ended March 31, 2000 compared to cash used in investing activities of $10.5 million for the first quarter of 1999. Purchases of long-term investments, consisting primarily of investments in technology or service partners, were $42.5 million for the first quarter of 2000 compared with no long-term investment purchases during the same period of 1999. Investments in property and equipment, excluding equipment acquired under capital leases, were $5.7 million for the first quarter of 2000 compared to $4.0 million for the same period in 1999. In the first quarter of 1999, we purchased $15.1 million of short-term investments and realized $7.8 million in cash from maturities of our short-term investments. We invest our excess cash in short-term, interest-bearing securities and will continue to do so in the future. We are not assured of having excess cash balances in the future, so purchases of short-term investments cannot be assured.

         Cash provided by financing activities was $936.2 million for the three months ended March 31, 2000, primarily related to the net proceeds received from our sale of common stock to Janus. We intend to use proceeds from these financing activities to pay the $400.0 million cash portion of our acquisition of Envoy, to fund additional advances, if any, to OnHealth of up to $15.0 million pursuant to their line of credit, to provide working capital and for general corporate purposes. For the first quarter of 1999, cash provided by financing activities of $40.9 million related primarily to the net proceeds of our initial public offering of $41.4 million.

         As of March 31, 2000, we did not have any material commitments for capital expenditures. Our principal commitments at March 31, 2000 consisted of obligations under operating and capital leases and guaranteed payments under our strategic agreements.

         We estimate that we will make the following aggregate guaranteed payments under our current relationships with our strategic partners in each calendar year noted:


                  Year Ended December 31,                                      Amount
                  ------------------------                                 -------------
                  2000...................................................  $78.3 million
                  2001...................................................   82.6 million
                  2002...................................................   51.4 million
                  2003...................................................   34.4 million
                  2004...................................................    8.8 million

         Most of our current strategic relationships contain revenue sharing arrangements which generally provide for us to share advertising, sponsorship or transaction net revenues, ranging from 15% to as much as 100%, with strategic partners. In addition, some strategic partner agreements and promotional arrangements require payments on a per-subscriber basis. We may enter into additional promotional arrangements with current and future strategic partners that may require us to pay consideration in amounts that significantly exceed the amounts we are required to pay under our current arrangements. These guaranteed payments and promotional and other arrangements may require us to incur significant expenses. We cannot guarantee that we will generate sufficient revenues to offset these expenses.

     We may need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. However, with the investments by Janus and affiliates of News Corporation, we believe that we will have sufficient cash resources to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months. In addition, we expect to incur operating losses for at least the next 12 months. We believe that our future liquidity and capital requirements will depend upon numerous factors, including the success of our existing and new application and service offerings and competing technological and market developments. We may be required to raise additional funds through public or private financing, strategic relationships or other arrangements.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     We have incurred and will continue to incur substantial losses

         We began operations in January 1996 and have incurred net losses from operations in each fiscal period since our inception. As of March 31, 2000, we had accumulated losses of approximately $822.9 million. In addition, we currently intend to invest heavily in pending acquisitions, infrastructure development, applications development and sales and marketing in order to deploy our services to a growing number of potential customers and strategic partners. The purchase price of acquisitions we have recently completed will be, and the purchase price of acquisitions which we may undertake in the future may be, amortized over the useful life of the tangible and intangible assets. As of March 31, 2000, we had approximately $3.8 billion of unamortized goodwill and other intangible assets reflected on our financial statements as a result of acquisitions. We currently anticipate that this amortization will cause us to incur significant net losses for the next several years. We expect that we will incur increasing net operating losses and negative cash flows for the foreseeable future and may never be profitable.

     The business of providing services over the Internet is difficult to evaluate and our business model is unproven

         Because we recently began operations, it is difficult to evaluate our businesses and prospects. Our revenue and income potential is unproven and our business model is evolving. We derive a substantial portion of our revenue from non-Internet network services, from development and consulting services and from managing and operating our customers' information technology infrastructures. We may never achieve favorable operating results or profitability.

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

       - expenses relating to acquisitions and strategic partnerships

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

     Our business will suffer if we fail to successfully integrate any acquired businesses and technologies in the future

         We have in the past acquired, and may in the future acquire, businesses, technologies, services, product lines or content databases. We are in the process of completing the integration and consolidation of the operations, products and services, technologies and personnel of our November 1999 acquisitions of WebMD, MedE America and Medcast, as well as our January 2000 acquisition of Kinetra and strategic partnership with News Corporation, and we will need to integrate and consolidate the operations, products and services, technologies and personnel of Envoy, Medical Manager, CareInsite and OnHealth upon our completion of these pending mergers. We cannot guarantee that any acquired businesses will be successfully integrated with our operations in a timely manner, or at all. The successful integration of the acquired businesses into our operations is critical to our future performance. Failure to successfully integrate acquired businesses or to achieve operating synergies would have a material adverse effect on our business, financial condition and results of operation. Integrating any newly acquired organizations and technologies in the future could be expensive, time consuming and may strain our resources. Our pending and any future acquisitions could divert management's attention from other business concerns and expose us to unforeseen liabilities or risks associated with entering new markets. In addition, we may lose key employees while integrating these new companies. We may also lose our current strategic partners and customers if any acquired companies have relationships with competitors of our strategic partners or customers.

     Challenges to the successful integration of acquired businesses include, but are not limited to:

     - centralization and consolidation of financial, operational and administrative functions

     - integration of platforms, networks and service centers

     - ability to cross-sell products and services to our existing customer base and customer bases of acquired companies

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

     Managing our growth through acquisitions may strain our administrative, technical and financial resources

         We have rapidly and significantly expanded our operations recently and expect to continue to do so. Our growth has been accomplished primarily through acquisitions, including our mergers with WebMD, MedE America, Medcast and Kinetra. This growth has placed a significant strain on our managerial, operational, financial and other resources and is expected to continue to strain our resources. If we are unable to respond to and manage this expected growth, then the quality of our services and our results of operations could be materially adversely affected.

         Our current platforms, information systems, procedures and controls may not continue to support our operations, and may hinder our ability to exploit the market for healthcare applications and services. We are in the process of completing the integration of our accounting and management information systems following the mergers of WebMD, MedE America an Medcast in November 1999 and Kinetra in January 2000. We could experience interruptions to our business while we transition to new systems. We cannot guarantee that our systems, procedures and controls will be adequate to support expansion of our operations.

     Our business and stock price could suffer if we fail to complete our pending acquisitions

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

     Future stock issuances will dilute our stockholders and could result in adverse accounting consequences

         We intend to pay for some of our acquisitions and branding and advertising services by issuing additional common stock which would dilute our stockholders. We may also use cash to acquire companies or technologies and may need to incur debt to pay for these acquisitions. Acquisition financing may not be available on favorable terms, or at all. In addition, we may be required to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which could materially increase our operating expenses.

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

     We are dependent on strategic relationships to generate some of our revenue

         Our ability to generate revenue will suffer if we cannot establish and maintain strategic relationships. We must establish and maintain strategic relationships with leaders in a number of healthcare and Internet industry segments. For a more complete description of our strategic relationships, see the section entitled "Business -- Strategic relationships," in our 1999 annual report and for a description of our revenue resulting from these relationships, see "--Our revenue will be concentrated in a few customers and our ability to generate revenue would suffer if we lost any of these customers." Our strategic relationships are critical to our success because we believe that these relationships will provide additional subscribers and consumers to our web site and will generate acceptance of our platform, applications and services. We may not be able to establish commercial acceptance of our platform, applications and services unless we maintain our existing strategic relationships and establish and maintain additional strategic relationships in the future.

         We may compete with potential strategic partners. Some of our current and future strategic partners may compete with us and some strategic relationships or acquisitions may put us in competition with existing strategic partners or customers. For example, Medical Manager, which we have agreed to acquire, competes with some of our strategic partners in the physician practice management software business. In addition, we may not be able to maintain or establish relationships with key participants in the healthcare and Internet industries if we have already established relationships with competitors of these key participants.

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

     Our revenue will be concentrated in a few customers, and our ability to generate revenue would suffer if we lost any of these customers

         We received a significant amount of our 1999 revenue from three customers. Quest Diagnostics, which recently acquired SmithKline Labs, Beech Street and UnitedHealth Group, each accounted for more than 10% of our revenue for the year ended December 31, 1999, and together accounted for approximately 57.9% of our revenue for the same period. In addition, Quest Diagnostics accounted for 11% of our revenue for the three months ended March 31, 2000. We expect that these three customers, together with Microsoft, may account for a significant amount of our revenue for 2000. Microsoft will have the right to terminate its strategic alliance with us if we acquire Medical Manager and CareInsite and within 60 days thereafter we cannot resolve with Microsoft any conflicts that may be created by our ownership of those companies. For details regarding our relationship with Microsoft, see the section entitled "Business - Strategic relationships -- Microsoft" in our 1999 annual report. If we do not generate as much revenue from these customers as we expect, or if we lose any of these customers, our revenue will be significantly reduced which would harm our business and results of operations.

     Our ability to generate revenue will suffer if we cannot attract and retain subscribers

         We must attract and retain subscribers to WebMD Practice in order to generate subscription revenue. In addition, our ability to generate advertising and sponsorship revenue and transaction revenue will be dependent on the number of subscribers and level of usage by those subscribers. We cannot guarantee that we will be able to attract new or retain existing subscribers. In particular, we cannot guarantee that we will retain subscribers whose subscriptions are initially paid for by our strategic partners once those subscribers are required to pay for their subscriptions themselves or that these subscribers will actually use our services.

     Our business will suffer if healthcare participants do not accept Internet solutions

         Our business model depends on the adoption of Internet solutions by healthcare participants. Our ability to generate revenue could suffer dramatically if Internet solutions are not accepted or not perceived to be effective.

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

     Performance problems with the systems of our service and content providers could harm our business

         We depend on service and content providers to provide information and data feeds on a timely basis. Our web site could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. In addition, our customers depend on Internet service providers, online service providers and other web site operators for access to our web site. All of these providers have experienced significant outages in the past and could experience outages, delays and other difficulties in the future due to system failures unrelated to our systems. Any significant interruptions in our services or increases in response time could result in a loss of potential or existing customers, strategic partners, advertisers or sponsors and, if sustained or repeated, could reduce the attractiveness of our services.

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

     Our platform infrastructure and scalability are not proven and we may fail to respond to new growth

         To date, we have processed a limited number and variety of transactions over our platforms. Similarly, a limited number of healthcare participants use these platforms. Our systems may not accommodate increased use while maintaining acceptable overall performance. We must continue to expand and adapt our network infrastructure to accommodate additional users, increased transaction volumes and changing customer requirements. This expansion and adaptation will be expensive and could divert our attention from other activities.

     If we are unable to generate significant advertising revenues, our future results of operations could be materially adversely affected

         We derive a portion of our revenues from advertising on our web site. We may not be able to continue to generate significant advertising revenues. No standards have been widely accepted to measure the effectiveness of web advertising. If no standards develop, existing advertisers may not continue their current level of web advertising, and advertisers that have traditionally relied on other advertising media may be reluctant to advertise on the web. Advertisers that already have invested substantial resources in other advertising methods may be reluctant to adopt a new strategy. Our business would be adversely affected if the market for web advertising fails to develop or develops more slowly than expected. Different pricing models are used to sell advertising on the web. It is difficult to predict which, if any, will emerge as the industry standard. This makes it difficult to project future advertising revenues. The level of subscriber and consumer usage for our services is likely to be a factor in determining advertising rates, and we cannot predict whether those subscribers whose subscriptions are paid for by our strategic partners will actually use our services. Moreover, filter software programs that limit or prevent advertising from being delivered to a web user's computer are available. Widespread adoption of this software could adversely affect the commercial viability of web advertising.

     If we are unable to generate significant revenue from e-commerce transactions, our future results of operations could be materially adversely affected

         We cannot guarantee that we will be able to generate significant transaction revenues in the future. We have developed relationships with service providers to offer healthcare products and services through direct links from our web site to their web sites. However, there is no established business model for the sale of healthcare products or services over the Internet. Accordingly, we have no significant experience in the sale of products or services online and the development of relationships with providers of these products and services, nor can we predict the rate at which our customers will elect to engage in this form of commerce or the compensation that we will receive for enabling these transactions.

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

     - vendors of healthcare information, products and services distributed through other means, including direct sales, mail and fax messaging

     We expect that major software information systems companies and others specializing in the healthcare industry will offer competitive applications or services. In addition, some of our existing and potential customers and strategic partners may also compete with us. For example, in April 2000, it was reported that a consortium of six health insurance companies may join together to develop an online project which links insurers, doctors and patients. If this consortium decides to proceed with its plans to allow patients to enroll in health plans and choose doctors online, while also taking care of administrative tasks such as processing payment claims, it could compete with our services.

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

     Regulation regarding privacy and patient confidentiality. Internet user privacy has become an issue both in the U.S. and abroad. Whether and how existing privacy or consumer protection laws in various jurisdictions apply to the Internet is uncertain and may take years to resolve. Any legislation or regulations of this nature could affect the way we conduct our business, particularly in our collection or use of personal information, and could harm our business. Further, activities on or using the Internet have come under increased scrutiny, including increased investigation in the healthcare arena by the Federal Trade Commission and heightened media attention.

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

     Federal and state regulation of healthcare relationships. There are federal and state laws that govern patient referrals, physician financial relationships and inducements to beneficiaries of federal healthcare programs. The federal Anti-Kickback Law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. The Anti-Kickback Law is broad and may apply to some of our activities. Penalties for violating the Anti-Kickback Law include imprisonment, fines and exclusion from participating, directly or indirectly, in Medicare, Medicaid and other federal healthcare programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. We carefully review our practices with regulatory experts to ensure that we comply with all applicable laws. However, the laws in this area are both broad and vague and it is often difficult or impossible to determine precisely how the laws will be applied, particularly to new services such as ours. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate certain portions of our business.

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

               Regulation by the Food and Drug Administration. Some computer applications and software are considered medical devices and are subject to regulation by the United States Food and Drug Administration, or the FDA. FDA regulations are broadly worded and its guidance in these areas is outdated, leaving uncertainty in how these regulations apply. We have attempted to design our services so that our computer applications and software are not considered to be medical devices. However, the FDA may take the position that our services are subject to FDA regulation. In addition, we may expand our services in the future to areas that subject us to FDA regulation. We have no experience in complying with FDA regulations. We believe that complying with FDA regulations may be time-consuming, burdensome and expensive and could delay our introduction of new applications or services.

               Regulation of transaction services. State and federal statutes and regulations governing transmission of claims may affect our operations. For example, Medicaid rules require certain processing services and eligibility verification to be maintained as separate and distinct operations. We believe that our practices are in compliance with applicable state and federal laws. These laws, though, are complex and changing, and the government may take positions that are inconsistent with our practices.

               Professional regulation. The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine, which is referred to as the prohibition against the corporate practice of medicine. We have attempted to structure our web site, strategic relationships and other operations to avoid violating these state licensing and professional practice laws. A state, however, may determine that some portion of our business violates these laws and may seek to have us discontinue those portions or subject us to penalties or licensure requirements. We employ and contract with physicians who provide only medical information to consumers, and we have no intent to provide medical care or advice. We do not maintain professional liability insurance because we believe we are not a healthcare provider. Any determination that we are a healthcare provider and acted improperly as a healthcare provider may result in liability for which we are not insured.


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

         In the course of reviewing our pending acquisitions and strategic relationships, it is possible that governmental agencies may seek to require us to modify our pending acquisitions or business activities. If governmental agencies seek modifications, it could delay our completion of these transactions. If the governmental agencies were successful in requiring modifications, it could have an adverse effect on our operations. We have received and responded to a request from the DOJ for additional information in connection with our pre-merger notification filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with respect to our announced acquisition of Envoy. This acquisition may not be completed until 20 days after the DOJ determines that we have substantially complied with the request for additional information, unless this waiting period is terminated earlier by the DOJ.

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

     Our intellectual property may be subjected to infringement claims or may be infringed upon

         Our intellectual property is important to our business. We could be subject to intellectual property infringement claims as the number of our competitors grows and the functionality of our applications overlaps with competitive offerings. These claims, even if not meritorious, could be expensive and divert management's attention from our operations. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial damage award and to develop non-infringing technology, obtain a license or cease selling the applications that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, or at all. In addition, we may not be able to protect against misappropriation of our intellectual property. Third parties may infringe upon our intellectual property rights. If we do not detect any unauthorized use, we may be unable to enforce our rights.

     Our business will be adversely affected if we cannot attract and retain key personnel

         Our future operating results will substantially depend on the ability of our officers and key employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. We need to attract, integrate, motivate and retain highly skilled technical people. In particular, we need to attract experienced professionals capable of developing, selling and installing complex healthcare information systems. We face intense competition for these people. Our executive management team, including Jeffrey T. Arnold, our Chief Executive Officer, and
W. Michael Long, our Chairman, are critical to our success.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


INTEREST RATE SENSITIVITY

         The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities. As of March 31, 2000, all of our investments mature in less than three months.

         The following table presents the amounts of our cash equivalents that are subject to market risk and weighted-average interest rates as of March 31, 2000. This table does not include money market funds because those funds are not subject to market risk.


                                                                                     MATURING IN
                                                                       --------------------------------------
                                                                       THREE MONTHS                   FAIR
                                                                          OR LESS                     VALUE
                                                                       ------------                ----------
                                                                                (DOLLARS IN THOUSANDS)

         Included in cash and cash equivalents.......................   $1,097,969                 $1,097,969

              Weighted-average interest rate.........................         6.11%



EXCHANGE RATE SENSITIVITY

         Currently the majority of Healtheon/WebMD's sales and expenses are denominated in U.S. dollars and as a result we have experienced no significant foreign exchange gains and losses to date. We conduct only limited transactions in foreign currencies, and we do not anticipate that foreign exchange gains or losses will be significant in the foreseeable future. We have not engaged in foreign currency hedging activities to date.

PART II.                   OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.

      The exhibits listed in the accompanying Exhibit Index on page 29 are filed as part of this quarterly report.


  (b) The following reports on Form 8-K were filed during the quarter ended March 31, 2000:

  - Report on Form 8-K filed on January 27, 2000 pursuant to which the Registrant announced entering into a definitive merger agreement to acquire Envoy from Quintiles.

  - Report on Form 8-K filed on January 28, 2000 pursuant to which the Registrant announced the completion of the investment by Janus.

  - Report on Form 8-K filed on February 8, 2000 pursuant to which the Registrant announced the completion of the transactions contemplated by its strategic alliance with News Corporation.

  - Report on Form 8-K filed on February 10, 2000 pursuant to which the Registrant announced the completion of the acquisition of Kinetra.

  - Report on Form 8-K filed on February 14, 2000 pursuant to which the Registrant announced entering into definitive merger agreements to acquire Medical Manager and CareInsite.

  - Report on Form 8-K filed on February 16, 2000 pursuant to which the Registrant announced entering into a definitive merger agreement to acquire OnHealth.

  - Report on Form 8-K/A filed on February 22, 2000 pursuant to which the Registrant filed the merger agreement and voting agreement as exhibits in connection with its previously announced acquisition of OnHealth.

  - Report on Form 8-K/A filed on February 24, 2000 pursuant to which the Registrant filed the merger agreements and voting agreements as exhibits in connection with its previously announced acquisitions of Medical Manager and CareInsite.

  - Report on Form 8-K/A filed on March 23, 2000 pursuant to which the Registrant filed a voting agreement as an exhibit in connection with its previously announced acquisitions of Medical Manager and CareInsite.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        HEALTHEON/WEBMD CORPORATION



Date: May 15, 2000      By:   /s/ John L. Westermann III
                           -----------------------------------------------------

                              John L. Westermann III
                              Executive Vice President, Chief Financial Officer, Secretary and Treasurer

                                  EXHIBIT INDEX



   EXHIBIT NO.      DESCRIPTION
   -----------      -----------

10.1              Amended and Restated Operating Agreement of The Health Network LLC
                  dated January 26, 2000, between Registrant and AHN/FIT Cable, LLC

10.2              Amended and Restated Operating Agreement of The H/W Health & Fitness
                  LLC dated January 26, 2000, between Healtheon/WebMD Cable Corporation and AHN/FIT Internet, LLC

10.3              Content License Agreement dated January 26, 2000, between Fox
                  Entertainment Group, Inc. and Registrant

10.4              Healtheon/WebMD Corporation Registration Rights Agreement dated January
                  26, 2000, between Registrant, Eastrise Profits Limited, AHN/FIT Cable,
                  LLC, AHN/FIT Internet, LLC, News America Incorporated, and Fox
                  Broadcasting Company

10.5              Healtheon/WebMD Media Services Agreement dated January 26, 2000, between Registrant, Eastrise Profits Limited and Fox Entertainment
                  Group, Inc.

10.6              Content License Agreement dated January 26, 2000, between The News
                  Corporation Limited and Registrant

10.7              Operating Agreement of WebMD International LLC dated January 26, 2000, between HW International Holdings, Inc. and IJV Holdings Inc.

10.8              WebMD International Media Services Agreement dated January 26, 2000, between WebMD International LLC and Eastrise Profits Limited


10.9 Assignment and Assumption Agreement dated January 26, 2000, between AHN/FIT Internet, and H/W Health & Fitness, LLC

10.10             Stock Purchase Agreement dated January 26, 2000 between Registrant and Janus Capital Corporation.

10.11             Healtheon/WebMD Corporation Registration Rights Agreement dated
                  January 26, 2000 between Registrant and Janus Capital Corporation

27.1              Financial data schedule (EDGAR only)
