Form 10-Q
period 2000-06-30
HEALTHEON WEBMD CORP
filed 2000-08-14
CIK 1088917

   -----------------------------------------------------------------------------
   -----------------------------------------------------------------------------

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                             ------------------------

                                     FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 000-24975

                             ---------------------

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

                             ---------------------

     Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  [X]               No  [ ]

           As of August 7, 2000, there were 219,072,570 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          HEALTHEON/WEBMD CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2000

                                     INDEX

                                                                        PAGE
                                                                       NUMBER
                                                                       ------
Part I   Financial Information
Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of June 30, 2000
           (unaudited) and December 31, 1999.........................     3

         Unaudited Condensed Consolidated Statements of Operations
           for the three and six months ended June 30, 2000 and
           1999......................................................     4

         Unaudited Condensed Consolidated Statements of Cash Flow for
           the six months ended June 30, 2000 and 1999...............     5

         Notes to Condensed Consolidated Financial Statements........     6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    12

Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................    29

Part II  Other Information

Item 6.  Exhibits and Reports on Form 8-K............................    30

         Signatures..................................................    31

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          HEALTHEON/WEBMD CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   645,218    $  291,286
  Accounts receivable, net..................................      129,789        51,511
  Other current assets......................................       37,159        20,808
                                                              -----------    ----------
          Total current assets..............................      812,166       363,605

Property and equipment, net.................................       82,787        48,384
Prepaid content and services................................      449,216       273,038
Intangible assets, net......................................    5,732,016     3,547,559
Other assets................................................       82,753         9,876
                                                              -----------    ----------

                                                              $ 7,158,938    $4,242,462
                                                              ===========    ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $    50,413    $   77,288
  Accrued liabilities.......................................       97,989        62,841
  Deferred revenue..........................................       10,600         4,891
  Current portion of capital lease obligations..............        2,249         2,281
                                                              -----------    ----------
          Total current liabilities.........................      161,251       147,301

Long-term liabilities.......................................      127,479       121,489

Stockholders' equity:
  Convertible preferred stock...............................      629,000            --
  Common stock..............................................           22            16
  Additional paid-in capital................................    7,654,411     4,370,165
  Deferred stock compensation...............................      (72,036)       (5,089)
  Accumulated deficit.......................................   (1,341,189)     (391,420)
                                                              -----------    ----------
          Total stockholders' equity........................    6,870,208     3,973,672
                                                              -----------    ----------

                                                              $ 7,158,938    $4,242,462
                                                              ===========    ==========

           See notes to condensed consolidated financial statements.

                          HEALTHEON/WEBMD CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATE, UNAUDITED)

                                                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                  JUNE 30,               JUNE 30,
                                                            --------------------   ---------------------
                                                              2000        1999        2000        1999
                                                            ---------   --------   ----------   --------
Revenue(1)................................................  $ 101,074   $ 22,698   $  166,955   $ 40,253
Operating costs and expenses:
  Cost of operations......................................     78,194     17,914      137,559     33,432
  Development and engineering.............................     14,684      7,220       26,258     14,255
  Sales and marketing.....................................     82,778      5,703      169,493     10,355
  General and administrative..............................     41,358      5,183       55,169      9,432
  Depreciation and amortization...........................    416,428      4,867      755,138     10,095
                                                            ---------   --------   ----------   --------
          Total operating costs and expenses..............    633,442     40,887    1,143,617     77,569
                                                            ---------   --------   ----------   --------
Loss from operations......................................   (532,368)   (18,189)    (976,662)   (37,316)
Interest income, net......................................     14,064        624       26,893      1,182
                                                            ---------   --------   ----------   --------
Net loss..................................................  $(518,304)  $(17,565)  $ (949,769)  $(36,134)
                                                            =========   ========   ==========   ========
Basic and diluted net loss per common share...............  $   (2.64)  $  (0.25)  $    (5.11)  $  (0.55)
                                                            =========   ========   ==========   ========
Weighted-average shares outstanding used in computing
  basic and diluted net loss per common share.............    196,471     69,907      185,756     66,286
                                                            =========   ========   ==========   ========

------------------

(1) Includes revenue to related parties of $10,063 and $10,751 for the three months ended June 30, 2000 and 1999, respectively, and $23,048 and $20,272 for the six months ended June 30, 2000 and 1999, respectively. See note 2.

           See notes to condensed consolidated financial statements.

                          HEALTHEON/WEBMD CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                 2000        1999
                                                              ----------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $ (949,769)  $(36,134)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization of intangible assets.....     755,138     10,795
     Amortization of deferred compensation..................      26,806      4,201
     Amortization of non-cash prepaid content and
      services..............................................      39,260         --
     Changes in operating assets and liabilities:
       Accounts receivable..................................     (24,445)    (3,669)
       Other assets.........................................      (9,036)    (6,252)
       Accounts payable.....................................     (27,070)       612
       Accrued liabilities..................................     (34,911)     6,645
       Deferred revenue.....................................      (2,493)      (717)
                                                              ----------   --------
          Net cash used in operating activities.............    (226,520)   (24,519)
                                                              ----------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments.......................          --    (16,353)
  Maturities of short-term investments......................          --     22,669
  Decrease in restricted cash...............................          --        867
  Purchases of long-term investments........................     (62,500)        --
  Purchases of property and equipment.......................     (14,042)    (7,311)
  Cash paid in business combinations, net of cash
     received...............................................    (285,223)        --
                                                              ----------   --------
          Net cash used in investing activities.............    (361,765)      (128)
                                                              ----------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable and line of credit borrowings...          --       (323)
  Proceeds from issuance of common stock, net of repurchase
     and issuance costs.....................................     944,789     43,245
  Principal payments of capital lease obligations...........      (2,572)    (1,424)
                                                              ----------   --------
          Net cash provided by financing activities.........     942,217     41,498
                                                              ----------   --------
Net increase in cash and cash equivalents...................     353,932     16,851
Cash and cash equivalents at beginning of period............     291,286     19,389
                                                              ----------   --------
Cash and cash equivalents at end of period..................  $  645,218   $ 36,240
                                                              ==========   ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Equipment acquired under capital leases...................  $      215   $    983
                                                              ==========   ========
  Issuance of common stock for asset purchases..............  $2,395,518   $ 11,000
                                                              ==========   ========
  Issuance of preferred stock for asset purchases...........  $  629,000   $     --
                                                              ==========   ========
  Deferred compensation related to options granted..........  $   93,752   $  6,261
                                                              ==========   ========
  Conversion of convertible preferred stock to common
     stock..................................................  $       --   $ 46,101
                                                              ==========   ========

           See notes to condensed consolidated financial statements.

                          HEALTHEON/WEBMD CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements have been prepared by Healtheon/WebMD's management and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's rules and regulations. A condensed consolidated statement of comprehensive loss has not been presented because the components of comprehensive loss are not material.

     Healtheon/WebMD operates within a single operating segment and to date has derived nearly all of its revenue from within the United States.

     These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with Healtheon/WebMD's audited consolidated financial statements and notes for the year ended December 31, 1999, which were included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

REVENUE RECOGNITION

     Revenue recognized from arrangements deemed to be nonmonetary exchanges of Healtheon/WebMD's products and services for customer products and services totaled approximately $6,221 and $9,301 during the three and six months ended June 30, 2000, respectively, with no revenue of this type recognized during the three or six months ended June 30, 1999. Revenue from these exchanges is recorded at the fair value of the products and services provided or received, whichever is more clearly evident.

CONCENTRATION OF REVENUE AND CREDIT RISK

     No customer comprised more than 10% of consolidated revenue for the three and six months ended June 30, 2000, and no customer comprised more than 10% of consolidated accounts receivable at June 30, 2000. We believe that the concentration of credit risk in our trade receivables, with respect to our limited customer base, is substantially mitigated by our credit evaluation process. We do not require collateral. To date, our bad debt write-offs have not been significant.

                          HEALTHEON/WEBMD CORPORATION

NET LOSS PER COMMON SHARE

     The following table presents the calculation of basic and diluted net loss per common share:

                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                           JUNE 30,               JUNE 30,
                                                     --------------------   --------------------
                                                       2000        1999       2000        1999
                                                     ---------   --------   ---------   --------
Net loss...........................................  $(518,304)  $(17,565)  $(949,769)  $(36,134)
                                                     =========   ========   =========   ========
Basic and diluted:
Weighted-average shares of common stock
  outstanding......................................    196,679     70,935     186,126     67,362
Less: Weighted-average common shares subject to
  repurchase.......................................       (208)    (1,028)       (370)    (1,076)
                                                     ---------   --------   ---------   --------
Weighted-average shares used in computing basic and
  diluted net loss per common share................  196,471..     69,907     185,756     66,286
                                                     =========   ========   =========   ========
Basic and diluted net loss per common share........  $   (2.64)  $  (0.25)  $   (5.11)  $  (0.55)
                                                     =========   ========   =========   ========

     We have excluded all convertible redeemable preferred stock, convertible preferred stock, warrants, outstanding stock options and shares subject to repurchase by Healtheon/WebMD from the calculation of diluted net loss per common share because all such securities are anti-dilutive for the periods presented. The total number of shares on an "as converted" basis excluded from the calculation of diluted loss per shares was approximately 104.7 million shares at June 30, 2000 and 18.1 million shares at June 30, 1999.

RECLASSIFICATIONS

     Certain reclassifications have been made to the financial statements to conform with the current year presentation. These reclassifications had no effect on previously reported financial position or results of operations.

2. RELATED PARTY TRANSACTIONS

     Revenue from related parties for the three and six months ended June 30, 2000 includes advertising revenue, content license and carriage fees and subscription and e-commerce revenue pursuant to revenue-sharing and fixed-fee agreements with related parties as discussed below. WebMD, Inc. entered into agreements with Microsoft Corporation and At Home Corporation, referred to as Excite@Home, in March 1999 and May 1999, respectively, and upon the completion of WebMD's merger with Healtheon Corporation in November 1999, Microsoft and Excite@Home became related parties to Healtheon/WebMD. In January 2000, we completed the transactions contemplated by our strategic alliance with The News Corporation Limited, Fox Entertainment Group and certain of their affiliates, all of which are referred to collectively as News Corporation, at which time News Corporation became a related party.

MICROSOFT

     For the three and six months ended June 30, 2000, we recognized $7,563 and $14,813, respectively, in carriage fees as sales and marketing expense under the terms of our five-year strategic alliance with Microsoft. For the three and six month periods ended June 30, 2000, we recognized $153 and $1,117, respectively, of advertising revenue for advertising placed on Microsoft's health channels and no revenue related to advertising placed by Microsoft on our web site. For the three and six month periods ended June 30, 2000, we recorded revenue of $2,706 and $6,459, respectively, related to subscriptions to WebMD's physician web site which were sponsored by Microsoft. These amounts have been recorded net of commissions. For the three and six month periods ended June 30, 2000, we amortized $9,000 and $18,000, respectively, as sales and marketing expense related to the

                          HEALTHEON/WEBMD CORPORATION

$180,000 value assigned to the Microsoft strategic agreement. At June 30, 2000 and December 31, 1999, accounts receivable from Microsoft were $8,155 and $9,030, respectively.

NEWS CORPORATION

     Pursuant to our strategic alliance entered into with News Corporation in January 2000, Healtheon/WebMD will provide daily, health-related content to News Corporation for an aggregate of $60,000 in licensing fees over a five-year term. Revenue recognized from this agreement and from other services provided to News Corporation totaled $3,000 and $7,500 for the three and six months ended June 30, 2000, respectively. There were no accounts receivable from News Corporation at either June 30, 2000 or December 31, 1999.

EXCITE@HOME

     Under a three-year services agreement, Healtheon/WebMD will create a co-branded health channel and online health-related communities for Excite@Home. Excite@Home has guaranteed a minimum level of impressions throughout the Excite@Home network, and we have agreed to pay carriage fees over the term of the agreement. For the three and six month periods ended June 30, 2000, we recorded $1,847 and $3,706, respectively, as revenue attributable to Excite@Home. For the three and six month periods ended June 30, 2000, we recorded $1,000 and $3,500, respectively, as sales and marketing expense related to carriage fees based on impressions delivered. Excite@Home and Healtheon/WebMD will share the advertising revenue generated by the co-branded web site. At June 30, 2000 and December 31, 1999, accounts receivable from Excite@Home were $1,844 and $1,158, respectively.

     Revenue from related parties includes revenue attributable to UnitedHealth Group of $1,300 and $10,706 for the six months ended June 30, 2000 and 1999, respectively. In January 2000, the Chairman and Chief Executive Officer of UnitedHealth Group resigned from our board of directors, and at that date, UnitedHealth Group ceased to be a related party.

     Revenue from related parties for the six months ended June 30, 1999 includes revenue attributable to SmithKline Labs of $9,566. In August 1999, SmithKline Labs was sold to a company that is not a stockholder of Healtheon/WebMD, and at that date, SmithKline Labs ceased to be a related party.

3. STOCKHOLDERS' EQUITY

     From January 1, 1999 through February 11, 1999, the date of our initial public offering, we granted to employees options to purchase common stock equal to a total of approximately 4.1 million shares with exercise prices ranging from $3.55 to $5.85 per share. Deferred stock compensation of $6,261 is being amortized over the vesting period of these options.

     On February 11, 1999, we completed our initial public offering, issuing 5.8 million shares of common stock to the public for net proceeds of approximately $41,398.

     On January 27, 2000, Janus Capital Corporation, through its managed mutual funds, invested $930,000 in exchange for 15.0 million shares of our common stock at $62.00 per share in a private transaction.

     On January 26, 2000, as part of our strategic alliance with News Corporation, we issued convertible preferred stock that is convertible into approximately 21.3 million shares of common stock and sold 2.0 million shares of common stock to affiliates of News Corporation. See Note 4.

     On January 31, 2000, we completed our acquisition of Kinetra LLC, issuing
7.4 million shares of common stock for all of the membership interests of Kinetra. See Note 4.

     On May 26, 2000, we completed our acquisition of Envoy Corporation, issuing
35.0 million shares of common stock for the stock portion of the purchase price. See Note 4.

                          HEALTHEON/WEBMD CORPORATION

     On June 20, 2000, we granted to Envoy employees options to purchase common stock equal to a total of approximately 7.9 million shares with an exercise price of $4.23 per share. Deferred stock compensation of $79,577 is being amortized over the vesting period of these options.

4. BUSINESS COMBINATIONS

THE 1999 MERGERS

     Effective November 12, 1999, Healtheon merged with WebMD, a provider of web-based solutions for the administrative, communications and information needs of healthcare professionals and the healthcare informational needs of consumers, and changed its name to Healtheon/WebMD Corporation. Healtheon exchanged 1.796 shares of its common stock for each share of WebMD stock. The total purchase consideration was approximately $3,659,921. The acquisition was accounted for using the purchase method and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. The total goodwill recorded in connection with the purchase was $2,944,804 and is being amortized over three years. The values, totaling approximately $196,307, assigned to WebMD's customer lists, trademarks, acquired technology and other intangibles, were determined through independent appraisal.

     Effective November 12, 1999, Healtheon acquired MedE America Corporation, a provider of healthcare transaction services for hospitals, pharmacies, physicians, dentists, payers and pharmacy benefit managers. Healtheon exchanged
0.7494 shares of its common stock for each share of MedE America stock. The total purchase consideration was approximately $417,292. The acquisition was accounted for using the purchase method and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. The total goodwill recorded in connection with the purchase was $324,983 and is being amortized over four years. The values, totaling approximately $105,545, assigned to MedE America's customer lists, trademarks and acquired technology, were determined through independent appraisal.

     Effective November 12, 1999, Healtheon acquired Greenberg News Networks, Inc., which is referred to as Medcast, an Internet-based medical news and information service. Healtheon exchanged 2,692,501 shares or options to purchase shares of its common stock and approximately $2,336 in cash for all Medcast outstanding stock. The total purchase consideration was approximately $112,953. The acquisition was accounted for using the purchase method and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. The total goodwill recorded in connection with the purchase was approximately $109,755 and is being amortized over three years. The values, totaling $17,700, assigned to Medcast's customer lists, trademarks and acquired technology, were determined through independent appraisal.

     The fair value per share of Healtheon/WebMD's common stock was based on the closing price of Healtheon/WebMD's common stock on the five days prior and subsequent to the days the mergers were announced, or, if applicable, the days the merger agreements were amended, which were September 7, 1999 for WebMD, October 6, 1999 for Medcast and November 9, 1999 for MedE America.

2000 ACQUISITIONS AND STRATEGIC PARTNERSHIPS

     On January 26, 2000, Healtheon/WebMD completed the transactions contemplated by its strategic alliance agreement with News Corporation. Under this strategic partnership, News Corporation became a minority stockholder in Healtheon/WebMD. The financial terms of the strategic partnership include $700,000 million in media branding services to be provided by News Corporation to Healtheon/WebMD, including $400,000 domestically and $300,000 internationally over 10 years; a $100,000 cash investment commitment by News Corporation in an international joint venture; a $60,000 five-year licensing agreement for syndication of WebMD daily broadcast content; and the transfer to Healtheon/WebMD of a 50% interest in The Health Network, a

                          HEALTHEON/WEBMD CORPORATION
health-focused cable network, and 50% ownership of thehealthnetwork.com. Healtheon/WebMD issued an aggregate of 155,951 shares of Series A Preferred Stock, which shares vote on an as-if-converted basis with Healtheon/WebMD's common stock, in consideration for its 50% interest in thehealthnetwork.com. Assuming conversion of all of the shares of Series A Preferred Stock, the holders of these shares will receive approximately 21.3 million shares of the Healtheon/WebMD's common stock. These shares are subject to restrictions on their sale for three years. In addition, affiliates of News Corporation purchased 2.0 million shares of Healtheon/WebMD's common stock at $50.00 per share for an aggregate purchase price of $100,000 in cash.

     On January 31, 2000, Healtheon/WebMD completed its acquisition of Kinetra, a joint venture between Electronic Data Systems Corporation and Eli Lilly and Company and a provider of health information networks and healthcare e-commerce services that enhance decision-critical information flow within the healthcare field. The total purchase consideration was approximately $291,538, comprising the issuance of approximately 7.4 million shares of Healtheon/WebMD's common stock with an aggregate fair value of $286,288, $5,250 of acquisition costs and a nominal amount of cash in exchange for all of the membership interests of Kinetra. The acquisition was accounted for using the purchase method, and the total goodwill recorded in connection with the purchase was approximately $284,000, which is being amortized over three years. The values, totaling approximately $49,000, assigned to Kinetra's customer lists, trademarks, acquired technology and other intangible assets, were determined through independent appraisal.

     On May 26, 2000, Healtheon/WebMD completed its acquisition of Envoy, a leading provider of electronic data interchange and transaction processing services to participants in the healthcare market, from Envoy's parent, Quintiles Transnational Corp. The total purchase consideration was approximately $2,440,240, comprising the issuance of $400,000 in cash, 35.0 million shares of Healtheon/WebMD's common stock having an aggregate value of $2,022,781 and an estimated $17,459 in acquisition costs. Quintiles issued Healtheon/WebMD a warrant to purchase up to 10.0 million shares of Quintiles common stock at $40.00 per share, which is exercisable for four years. Stock received by Quintiles in the transaction is subject to restrictions on sale for one to two years. The acquisition was accounted for under the purchase method of accounting and resulted in goodwill of $2,151,131, which is being amortized over three years. These preliminary values, totaling approximately $223,300, assigned to Envoy's customer lists, trademarks, acquired technology and other intangible assets, are being determined through independent appraisal.

     The fair value per share of Healtheon/WebMD's common stock issued in connection with the Kinetra and Envoy acquisitions was based on the closing price of Healtheon/WebMD's common stock on the five days prior and subsequent to the days the acquisitions were announced, which were December 22, 1999 for Kinetra and January 24, 2000 for Envoy.

     The following unaudited pro forma financial information gives effect to the acquisitions of WebMD, MedE America, Medcast and Envoy, including the amortization of goodwill and other intangible assets as if they had occurred as of the beginning of each period presented. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated at the dates indicated, nor is it necessarily indicative of future operating results of the combined company and should not be construed as representative of these amounts for any future periods.

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                             -------------------------
                                                                2000          1999
                                                             -----------   -----------
Net revenue................................................  $   259,468   $   129,078
                                                             ===========   ===========
Net loss...................................................  $(1,254,562)  $  (867,122)
                                                             ===========   ===========
Basic and diluted net loss per share.......................  $     (5.84)  $     (4.93)
                                                             ===========   ===========

                          HEALTHEON/WEBMD CORPORATION

PROPOSED MERGERS

     On February 13, 2000, Healtheon/WebMD entered into definitive agreements to acquire Medical Manager Corporation, a provider of physician practice management systems in the United States, and its publicly traded subsidiary, CareInsite, Inc., a developer of an Internet-based healthcare e-commerce network that links physicians, suppliers and patients. Under the terms of the agreements, which were amended on June 18, 2000, Healtheon/WebMD will exchange 2.5 shares of its common stock for each share of Medical Manager and 1.3 shares for each share of CareInsite not owned directly or indirectly by Medical Manager. Completion of the mergers, which will be accounted for under the purchase method of accounting, is expected in the third quarter of 2000, subject to regulatory and stockholder approvals and other customary closing conditions. The completion of the Medical Manager and CareInsite mergers are conditioned on each other.

     On February 15, 2000, Healtheon/WebMD entered into a definitive agreement to acquire OnHealth Network Company, a leading source of consumer-oriented health and wellness information, products and services on the web. Under the terms of the agreement, stockholders of OnHealth stock are to receive 0.189435 shares of Healtheon/WebMD common stock for each share of OnHealth stock. Completion of the merger, which will be accounted for under the purchase method of accounting, is expected in the third quarter of 2000, subject to OnHealth stockholder approval and other customary closing conditions. In connection with the agreement, Healtheon/WebMD has advanced $20,000 to OnHealth for working capital needs and has agreed to provide up to an additional $10,000 as needed prior to the date of closing. OnHealth pledged all of its assets as security for the loans and granted Healtheon/WebMD a warrant to purchase up to 500,000 shares of OnHealth common stock with an exercise price of $0.01 per share in the event the merger agreement is terminated and amounts remain outstanding under the loans for a specified period of time after termination.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect management's current expectations concerning future results and events. These forward-looking statements generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements.

     The risk factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results of Operations" on page 16 are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this quarterly report are made only as of the date of this quarterly report and under section 27A of the Securities Act and section 21E of the Exchange Act. We do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. We cannot assure you that projected results will be achieved.

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

     We currently provide services to over 250,000 physicians and approximately 54,000 dentists, 4,600 hospitals, 46,000 pharmacies, 900 payers and 11 laboratory companies. In addition, nearly 130,000 physicians have subscriptions to WebMD Practice, and over 1,400,000 consumers are enrolled in our support communities on

WebMD Health. In June 2000, WebMD.com attracted approximately 4.0 million unique users, according to Media Metrix, and page views exceeded approximately 43.0 million, according to commercial software that we utilize.

     We were incorporated in December 1995 and commenced operations in January 1996. In November 1999, we merged with WebMD, MedE America and Medcast and changed our name to Healtheon/WebMD Corporation. We launched our integrated web site in November 1999 following the closing of these mergers.

     In January 2000, we completed the acquisition of Kinetra and the transactions contemplated by our strategic alliance with News Corporation. In May 2000, we completed the acquisition of Envoy. In February 2000, we entered into definitive agreements to acquire Medical Manager, CareInsite and OnHealth, which are expected to close in the third quarter of 2000. The Medical Manager and CareInsite mergers are subject to regulatory and stockholder approvals and customary closing conditions, and the OnHealth merger is subject to OnHealth stockholder approval and customary closing conditions. All of these mergers will be accounted for as purchase transactions. For a more complete description of these transactions, see Note 4 to the Condensed Consolidated Financial Statements in this quarterly report and "Business -- Recent events" in our annual report on Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS

     Revenue

     We recognize revenue as our services are performed or our products are delivered. We earn revenue on our network-based fees from fixed-fee subscription arrangements, which are recognized ratably over the term of the applicable agreement, and from our administrative services, which are priced on a per-transaction or per-user basis and recognized as the services are performed. Revenue from our development, consulting and information technology management services is recognized as these services are performed. We recognize revenue related to software license fees when a customer enters into a non-cancelable license agreement, the software product covered by the license agreement has been delivered, there are no uncertainties surrounding product acceptance, there are no significant future performance obligations, the license fees are fixed or determinable and collection of the license fees is considered probable.

     Revenue from advertising is recognized as advertisements are run on our web site or on co-branded web sites. Our subscription revenue, including subscription revenue from sponsorship arrangements, is recognized ratably over the subscription term as subscriptions are placed with physicians. We do not allocate subscription revenue among our various service offerings included as part of the base subscription fee. Revenue from fixed-fee content license or carriage fees is recognized ratably over the term of the applicable agreement. We recognize e-commerce revenue when a subscriber or consumer utilizes our Internet-based services or purchases goods or services through our web site or a co-branded web site with one of our strategic partners. We recognize revenue from our optional services when we provide one or more of these services for fees in addition to the base subscription fees for WebMD Practice.

     For the three and six months ended June 30, 2000, total revenue increased to $101.1 million and $167.0 million, respectively, from $22.7 million and $40.3 million for the three and six months ended June 30, 1999, respectively. The increases are due primarily to the growth of our transaction- and network-based services and to the additional revenue sources that were acquired upon the closing of our mergers with WebMD, MedE America, Kinetra and Envoy. Transaction revenue, advertising and e-commerce revenue, subscription revenue and products and service revenue comprise 51%, 24%, 9% and 16% of total revenue for the three months ended June 30, 2000 and 49%, 0%, 0% and 51% of total revenue for the three months ended June 30, 1999, respectively.

     Revenue from related parties, which consists principally of services provided to Microsoft and News Corporation for the three and six months ended June 30, 2000 and of services provided to UnitedHealth Group and SmithKline Labs for the same period of the prior year, decreased to $10.1 million for the three months ended June 30, 2000 from $10.8 million for the three months ended June 30, 1999, and increased for the year-to-date period from $20.3 million for the six months ended June 30, 1999 to $23.0 million for the six months ended June 30, 2000. The increase was primarily due to increases in subscription and third-party advertising revenue through our Microsoft strategic alliance and from health-related content licensed to News Corporation. Revenue from

SmithKline Labs ceased being related party revenue in August 1999 when SmithKline Labs was sold to Quest Diagnostics, which is not our stockholder, and revenue from UnitedHealth Group ceased being related party revenue in January 2000 when the Chairman and Chief Executive Officer of UnitedHealth Group resigned from our board of directors.

     Cost of Operations

     For the three and six months ended June 30, 2000, cost of operations, which consists principally of costs to operate and maintain our networks and costs related to providing services, increased to $78.2 million and $137.6 million, respectively, from $17.9 million and $33.4 million for the three and six months ended June 30, 1999, respectively. The increase resulted primarily from increased personnel and network operations costs, costs to acquire exclusive arrangements to provide consumer healthcare-related content to other web sites and other costs required to support the increased service revenue. Of the increase in cost of operations, $44.7 million and $77.4 million relate to expenses incurred by the companies acquired in the 1999 mergers and the 2000 acquisitions and strategic partnerships for the three and six months ended June 30, 2000, respectively.

     Development and Engineering

     Development and engineering expense consists primarily of salaries paid to engineering personnel, fees paid to outside contractors and consultants, facilities expenses and maintenance of capital equipment used in the development process. For the three and six months ended June 30, 2000, development and engineering expense increased to $14.7 million and $26.3 million, respectively, from $7.2 million and $14.3 million for the three and six months ended June 30, 1999, respectively. The increase is attributable to the significant increase in the number of engineers engaged in the development of our applications and services. Of the increase, $5.4 million and $8.4 million relates to expenses incurred by the companies acquired in the 1999 mergers and the 2000 acquisitions and strategic partnerships for the three and six months ended June 30, 2000, respectively.

     Sales and Marketing

     Sales and marketing expense consists primarily of salaries, commissions and related expenses for sales, account management and marketing personnel, as well as expenses for marketing programs and trade shows. For the three and six months ended June 30, 2000, sales and marketing expense increased to $82.8 million and $169.5 million, respectively, from $5.7 million and $10.4 million for the three and six months ended June 30, 1999, respectively. Sales and marketing expense includes non-cash media and branding expenses provided by Microsoft and News Corporation of $20.7 million and $39.3 million for the three and six months ended June 30, 2000, respectively. The increase is primarily attributable to the growth in the number of our sales and marketing personnel and to advertising and promotion costs incurred to increase awareness of our WebMD brand. Of the increase, $71.3 million and $147.7 million relate to expenses incurred by the companies acquired in the 1999 mergers and the 2000 acquisitions and strategic partnerships for the three and six months ended June 30, 2000, respectively.

     General and Administrative

     General and administrative expense consists primarily of salaries and related expenses for administrative, finance, legal, human resources and executive personnel, fees for professional services, costs of general insurance and other internal control systems costs. For the three and six months ended June 30, 2000, general and administrative expense increased to $41.4 million and $55.2 million, respectively, from $5.2 million and $9.4 million for the three and six months ended June 30, 1999, respectively. The increase primarily related to increased personnel costs and facilities expenses incurred as we added administrative personnel and executive management. General and administrative expenses include the amortization of deferred stock compensation which increased to $25.6 million and $26.8 million for the three and six months ended June 30, 2000 from $2.1 million and $4.2 million for the three months ended June 30, 1999, respectively. Excluding the non-cash amortization of deferred compensation, general and administrative expense increased $10.5 million and $18.9 million related to expenses incurred by the companies acquired in the 1999 mergers and the 2000 acquisitions and strategic partnerships for the three and six months ended June 30, 2000, respectively.

     Depreciation and Amortization

     For the three and six months ended June 30, 2000, depreciation and amortization increased to $416.4 million and $755.1 million, respectively, from $4.9 million and $10.1 million for the three and six months ended June 30, 1999, respectively. The increase was due primarily to the amortization of intangible assets acquired in the 1999 mergers and the 2000 acquisitions and strategic partnerships, which are being amortized over expected lives of one to five years. The consummation of the pending proposed purchase transactions announced in the first quarter of 2000 will add significant additional amortization charges in future periods.

     Interest Income and Expense

     Interest income has been derived primarily from cash investments. Interest expense results primarily from our borrowings and from capitalized lease obligations for equipment purchases. Net interest income increased to $14.1 million and $26.9 million for the three and six months ended June 30, 2000, respectively, from $0.6 million and $1.2 million for the three and six months ended June 30, 1999, respectively. The increase was primarily due to higher average cash balances resulting from the $930.0 million in net proceeds received from the sale of our common stock to Janus in February 2000 and from cash balances that were acquired in the 1999 mergers and the 2000 acquisitions and strategic partnerships.

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

     In January 2000, we raised $1.03 billion from the issuance of 15.0 million shares of our common stock to Janus Capital Corporation, through its managed mutual funds, for $930.0 million, as well as our issuance of 2.0 million shares of our common stock to affiliates of News Corporation for $100.0 million in connection with our News Corporation strategic alliance. As of June 30, 2000, we had approximately $645.2 million in cash and cash equivalents, working capital of $650.9 million, and our outstanding equipment lease liabilities totaled $3.7 million.

     Cash used in operating activities was $226.5 million for the six months ended June 30, 2000 compared to $24.5 million for the first six months of 1999. The cash used during these periods was primarily attributable to net operating losses, offset in part by depreciation and amortization. Our losses were principally related to increased sales and marketing expenses incurred to promote the WebMD brand and increased development and engineering expenses incurred to improve our product offerings and develop new applications and content.

     Cash used in investing activities was $361.8 million for the six months ended June 30, 2000 compared to $0.1 million for the first six months of 1999. We used $400.0 million to fund the cash portion of our acquisition of Envoy in May 2000. Purchases of long-term investments, consisting primarily of investments in technology or service partners, were $62.5 million for the first six months of 2000 compared with no long-term investment purchases during the same period of 1999. Investments in property and equipment, excluding equipment acquired under capital leases, were $14.0 million for the first six months of 2000 compared to $7.3 million for the same period in 1999. In the first six months of 1999, we purchased $16.4 million of short-term investments and realized $22.7 million in cash from maturities of our short-term investments. We invest our excess cash in short-term, interest-bearing securities and will continue to do so in the future. We are not assured of having excess cash balances in the future, so purchases of short-term investments cannot be assured.

     Cash provided by financing activities was $942.2 million for the six months ended June 30, 2000, primarily related to the net proceeds received from our sale of common stock to Janus and affiliates of News Corporation. For the first six months of 1999, cash provided by financing activities of $41.5 million, related primarily to the net proceeds of our initial public offering of $41.4 million.

     As of June 30, 2000, we did not have any material commitments for capital expenditures. Our principal commitments at June 30, 2000 consisted of obligations under operating and capital leases and guaranteed payments under our strategic agreements.

     We intend to use a significant amount of cash to fund branding and advertising, including promotional arrangements, with our strategic partners. At June 30, 2000, we estimated that we will make the following aggregate guaranteed payments under our current relationships with our strategic partners in each calendar year noted:

YEAR ENDED DECEMBER 31,                                           AMOUNT
-----------------------                                       ---------------
2000........................................................  $  73.8 million
2001........................................................     74.7 million
2002........................................................     59.8 million
2003........................................................     41.4 million
2004........................................................     11.2 million

     We have agreed to share some of our transaction processing, advertising, carriage fee and e-commerce revenue, net of specified costs applicable to the particular revenue category, with Microsoft and E.I. du Pont de Nemours & Company for their sponsorship of physician subscriptions to WebMD Practice and with several physician practice management system vendors who have agreed to promote our services to their physician customers. This revenue sharing applies only to the extent the revenue are derived from Microsoft- or DuPont-sponsored physicians or from physicians subscribing to the particular vendor's practice management system. The percentage of revenue shared varies from contract to contract and based on the type of revenue generated.

     We may enter into additional promotional arrangements with current and future strategic partners that may require us to pay consideration in amounts that significantly exceed the amounts we are required to pay under our current arrangements. These guaranteed payments and promotional and other arrangements may require us to share revenue or incur significant expenses. We cannot give assurances that we will generate sufficient revenue from these arrangements to offset these expenses, in particular after we share some of our net revenue with our strategic partners. Failure to do so could have a material adverse effect on us.

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

              FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

WE HAVE INCURRED AND MAY CONTINUE TO INCUR SUBSTANTIAL LOSSES

     We began operations in January 1996 and have incurred net losses from operations in each fiscal period since our inception. As of June 30, 2000, we had accumulated net losses of approximately $1.3 billion. In addition, we currently intend to invest heavily in infrastructure development, applications development and sales and marketing in order to deploy our services to a growing number of potential customers and strategic partners. Moreover, if our pending Medical Manager, CareInsite and OnHealth mergers occur, the purchase price of these and any future acquisitions will be amortized over the useful lives of the tangible and intangible assets. As of June 30, 2000, we had approximately $5.7 billion of unamortized goodwill and other intangible assets reflected on our financial statements as a result of previous acquisitions.

     Although we anticipate significant synergies and growth opportunities resulting from our pending mergers and elimination of duplicative costs currently being incurred by all of the companies, we cannot give you assurances that these synergies, growth opportunities or cost savings will be achieved in the amounts or time frames currently anticipated. Failure to realize these benefits may adversely affect our ability to achieve profitability.

OUR BUSINESS MODEL IS UNPROVEN, AND WE MAY NOT ACHIEVE FAVORABLE OPERATING
RESULTS

     Our business model is evolving, and our revenue and profit potential is unproven. We currently derive a significant portion of our revenue from non-Internet network services, management and consulting services and management and operation of some of our customers' information technology infrastructures. Our profitability depends upon our ability to migrate provider and payer customers to our Internet-based transaction services, building our online physician subscriber base, increasing traffic to our web site and generating e-commerce revenue from the sale of healthcare products or services over the Internet.

     The provision of services over the Internet to the healthcare industry is a developing business that is inherently riskier than businesses in industries where companies have established operating histories. If our Internet-based services do not achieve or sustain broad market acceptance among participants in the healthcare industry, our business, results of operations and financial condition will be significantly harmed, and we may never achieve favorable operating results.

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

     - our ability to attract and retain payer and provider customers and subscribers

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

     - our ability to effectively integrate the operations and technologies of acquired businesses with our operations

     - introduction and timing of new products and services or enhancements by us or our competitors

     - capacity constraints and dependencies on computer infrastructure

     - economic conditions affecting the Internet or healthcare industries

     - general economic conditions.

     Fluctuations in our quarterly results could adversely affect the market price of our common stock in a manner unrelated to our long-term operating performance. We will base our expense levels in part upon our expectations concerning future revenue, and these expense levels will be relatively fixed in the short term. If we have lower revenue, we may not be able to reduce spending in the short term in response. Any shortfall in revenue would have a direct impact on our results of operations. As a result, we believe that period-to-period comparisons of our results of operations will not necessarily be meaningful and should not be relied upon as an indicator of future performance. For these and other reasons, it is likely that in some future quarter or quarters we may not meet the earnings estimates of securities analysts or investors, which would materially and adversely affect our stock price.

OUR STOCK PRICE HAS BEEN VOLATILE IN THE PAST AND MAY CONTINUE TO BE VOLATILE

     Changes in the market price of our common stock may result from among other things:

     - quarter-to-quarter variations in operating results

     - operating results being less than analysts' estimates

     - changes in analysts' earnings estimates

     - announcements of new technologies, products and services or pricing policies by us or our competitors

     - announcements of acquisitions or strategic partnerships by us or our competitors

     - developments in existing customer or strategic relationships

     - actual or perceived changes in our business strategy

     - sales of large amounts of our common stock

     - changes in market conditions in the Internet and healthcare industries

     - changes in prospects for healthcare reform

     - changes in general economic conditions

     - fluctuations in the securities markets in general.

     In addition, the trading price of Internet and healthcare information technology stocks in general, and our common stock in particular, has experienced extreme price and volume fluctuations in recent months. These fluctuations often may be unrelated or disproportionate to the operating performance of these companies. Any negative change in the public's perception of the prospects of these companies, as well as other broad market and industry factors, may result in decreases in the price of our common stock.

OUR BUSINESS WILL SUFFER IF WE FAIL TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES AND TECHNOLOGIES

     We have in the past acquired, and, in addition to our pending mergers, may in the future acquire, businesses, technologies, services, product lines or content databases. For example, we completed our mergers with WebMD, MedE America and Medcast in November 1999 and our acquisitions of Kinetra in January 2000 and Envoy in May 2000. In addition, we entered into definitive agreements in the first quarter of 2000 to acquire Medical Manager, CareInsite and OnHealth. The completion of the Medical Manager and CareInsite mergers are subject to regulatory and stockholder approvals and customary closing conditions and the OnHealth merger is subject to OnHealth stockholder approval and customary closing conditions. We expect to complete the pending mergers in the third quarter of 2000. We cannot assure you that any of the pending mergers will be completed in a timely manner, if at all.

     We are in the process of completing the integration and consolidation of the operations, products and services, technologies and personnel of WebMD, MedE America, Medcast, Kinetra and Envoy. We will need to integrate and consolidate the operations, products and services, technologies and personnel of Medical Manager, CareInsite and OnHealth upon our completion of these pending mergers. We cannot guarantee that any acquired businesses will be successfully integrated with our operations in a timely manner, or at all. The successful integration of the acquired businesses into our operations is critical to our future performance. Failure to successfully integrate acquired businesses or to achieve operating synergies could have a material adverse effect on our business, financial condition and results of operation.

     Integrating any newly acquired organizations and technologies in the future could be expensive, time consuming and may strain our resources. Our pending and any future acquisitions could divert management's attention from other business concerns and expose us to unforeseen liabilities or risks associated with entering new markets. In addition, we may lose key employees while integrating these new companies. We may also lose our relationships with payers, providers and strategic partners if any acquired companies have relationships with competitors of these payers, providers and strategic partners.

     Challenges to the successful integration of acquired businesses include, but are not limited to:

     - centralization and consolidation of financial, operational and administrative functions

     - integration of platforms, networks and service centers

     - ability to cross-sell products and services to payers and providers with which we have established relationships and those with which acquired companies have established relationships

     - integration of healthcare transaction processing services not currently offered via the Internet with our Internet-based platform

     - integration and retention of personnel

     - potential conflicts in payer, provider, strategic partner, sponsor or advertising relationships

     - coordination of geographically diverse organizations

     - compliance with regulatory requirements.

     Consequently, we may not be successful in integrating acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. We also cannot guarantee that these acquisitions will result in sufficient revenues or earnings to justify our investment in, or expenses related to, these acquisitions or that any synergies will develop.

COMPLYING WITH ANTITRUST REGULATIONS MAY DELAY COMPLETION OF OUR PENDING MERGERS

     The Federal Trade Commission, or FTC, the Department of Justice, or DOJ, or other federal or state regulatory agencies charged with enforcement of the antitrust laws may review our acquisitions or business activities, including our pending mergers with Medical Manager, CareInsite and OnHealth. We believe that our business activities, contractual relationships and pending acquisitions comply with all applicable antitrust laws. In the course of reviewing our pending mergers and strategic relationships, it is possible that government agencies may seek to require us to modify our pending mergers or business activities. If governmental agencies seek any modifications, our completion of these pending transactions could be delayed. If the governmental agencies were successful in requiring modifications of these transactions, our operations could be adversely affected.

     On May 24, 2000, we, Medical Manager and CareInsite each received a request from the DOJ for additional information in connection with the pre-merger notification filings under the HSR Act with respect to the Medical Manager and CareInsite mergers. The mergers may not be completed until 20 days after each of the parties has substantially complied with the request for additional information, unless this waiting period is terminated earlier by the DOJ. Each of the parties substantially complied with the second request on July 28, 2000. The final waiting period will expire at 11:59 p.m. on August 17, 2000. The final waiting period with respect to the OnHealth merger has expired.

ACQUISITIONS AND STRATEGIC RELATIONSHIPS COULD RESULT IN THE DILUTION OF OUR STOCKHOLDERS

     We intend to pay for some of our acquisitions and strategic relationships by issuing additional common stock, which could dilute our stockholders. Future acquisitions could also result in the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all. Even if available, the financing may be dilutive. We cannot guarantee that these acquisitions or strategic relationships will generate or result in sufficient revenue or earnings to justify the dilution which could occur.

WE EXPECT TO DEVOTE SIGNIFICANT RESOURCES TO INTEGRATING APPLICATIONS THAT ARE NOT INTERNET-ENABLED

     Some of our applications, including Envoy's EDI transaction processing services, were acquired by us and are not Internet-enabled. We intend to integrate many of these applications, as well as the applications that we will acquire upon completion of the Medical Manager, CareInsite and OnHealth mergers, with our Internet-based platform and WebMD Practice and WebMD Health products and to consolidate our transaction networks. Integrating these applications and platforms may be expensive and may divert our attention from other activities.

MANAGING OUR GROWTH MAY STRAIN ADMINISTRATIVE, TECHNICAL AND FINANCIAL RESOURCES

     We have rapidly and significantly expanded our operations recently and expect to continue to do so. Our growth has been accomplished primarily through acquisitions, including our mergers with WebMD, MedE America, Medcast, Kinetra and Envoy. We expect that future growth may also be accomplished through internal expansion, in addition to our pending mergers. This past and future growth has placed and will continue to place a significant strain on our managerial, operational, financial and other resources. If we are unable to respond to and manage this expected growth, then the quality of our services and our results of operations could be materially adversely affected.

     Our current information systems, procedures and controls may not continue to support our operations, and may hinder our ability to exploit the market for healthcare applications and services. We are in the process of completing the integration of our accounting and management information systems following the mergers of Healtheon, WebMD, MedE America and Medcast in November 1999 and our acquisitions of Kinetra in January 2000 and Envoy in May 2000 and will integrate the systems of Medical Manager, CareInsite and OnHealth if these mergers are completed. We could experience interruptions to our internal information systems while we transition to new systems. We cannot guarantee that our systems, procedures and controls will be adequate to support expansion of our operations.

OUR ABILITY TO GENERATE REVENUE WILL SUFFER IF WE DO NOT QUICKLY EXPAND OUR SUITE OF APPLICATIONS AND SERVICE OFFERINGS

     We currently offer a limited number of applications on our Internet-based platform and some of our service offerings are not fully developed or launched. We must quickly introduce new applications and services and improve the functionality of our existing services in a timely manner in order to attract and retain subscribers and consumers and payer and provider customers. We expect that our advertising revenue will be dependent on the level of usage of our services by subscribers and consumers, and believe that levels of usage will not increase unless we improve functionality of our service offerings and increase payer connectivity.

     We rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop these applications and services. Each of our applications, regardless of how it was developed, must be integrated and customized to operate with the existing legacy computer systems of payer and provider customers and our platform. We are currently in the process of migrating many of our acquired applications and products and services to our Internet-based platform. Developing, integrating and customizing these applications and services will be time consuming, and these applications and services may never achieve market acceptance, which could also cause our business to suffer.

WE ARE DEPENDENT ON STRATEGIC RELATIONSHIPS TO GENERATE SOME OF OUR REVENUE

     Our ability to generate revenue will suffer if we cannot establish and maintain strategic relationships

     We must establish and maintain strategic relationships with leaders in a number of healthcare and Internet industry segments. We have entered into strategic relationships with leading online and media distribution and healthcare partners. Our strategic relationships are critical to our success because we believe that these relationships will enable us to enhance our brand, increase the number of transactions processed over our platform, generate traffic on our web site and capitalize on additional distribution and revenue opportunities. We expect that we will face intensified competition for strategic relationships. We may not be able to establish commercial acceptance of our platform, applications and services unless we maintain our existing strategic relationships and establish and maintain additional strategic relationships in the future.

     We invest in some of our strategic partners, many of which are in early stages of development

     We have made equity investments in some of our strategic partners. In many instances, these investments are in the form of illiquid securities of private companies engaged in e-Health and are made in conjunction with the parties entering into a strategic agreement. Typically, these strategic partners enter into agreements that obligate them to purchase advertising or other services from us. These companies are typically in an early stage of development and may be expected to incur substantial losses and may not generate sufficient revenue to pay the advertising and e-commerce fees due us. In addition, due to recent market volatility, some of these companies may alter any plans to go public, and others that have gone public may experience significant decreases in the trading prices of their common stock adversely affecting the value of our investments.

     We have granted exclusive rights to strategic partners

     We have agreed that some of our strategic partners will be our exclusive providers of some of our applications and content. For example, we have entered into strategic agreements with e-commerce companies to be our exclusive partners supplying online pharmacy services and medical supplies and to be our exclusive providers of various categories of content and services. These agreements may limit our access to other applications and content we might otherwise be able to make available to subscribers and consumers or to payer and provider customers. Our inability to offer other applications and content could cause our business to suffer. In addition, we have granted exclusive rights to strategic partners which restrict our ability to pursue some business opportunities.

RELATIONSHIPS WITH CUSTOMERS AND STRATEGIC PARTNERS MAY CONFLICT

     Each of us, Medical Manager and CareInsite has developed and relies upon important relationships with payers, providers, practice management system vendors and strategic partners, some of which may involve conflicting contractual rights, including conflicts which may result from our pending mergers. For example, in January and February 2000, we entered into strategic alliances with three practice management system vendors that compete with Medical Manager. As a result of our pending mergers, we may lose relationships with some customers and strategic partners, who may then establish relationships with our competitors. In addition, we may not be able to maintain or establish relationships with key participants in the healthcare and Internet industries if any of the companies has already established relationships with competitors of these key participants.

     For example, we have entered into a five-year strategic alliance with Microsoft pursuant to which we develop, host, maintain on our servers and provide content for the health channels on MSN, MSNBC and WebTV. Similarly, CareInsite has entered into a strategic alliance with American Online, Inc., pursuant to which CareInsite is AOL's exclusive provider of a comprehensive suite of services that connect AOL and CompuServe members and visitors to AOL's web-based brands Netscape, AOL.COM and Digital City, to physicians, health plans, pharmacy benefit managers, covered pharmacies and labs. As a result of the completion of the Medical Manager and CareInsite mergers, Microsoft will be able to terminate its strategic alliance with us for a limited period of time if we and Microsoft are unable to resolve conflicts that may arise as a result of these mergers. We have agreed with Microsoft that for a 60-day period following the completion of these mergers, we will work together to identify and resolve any conflicts that result from these mergers. If these potential conflicts cannot be resolved, however, Microsoft could terminate the strategic alliance. Similarly, as a result of these mergers, AOL will be able to terminate its strategic alliance with CareInsite, as a result of which guaranteed payments of approximately $20.0 million due to AOL will accelerate. We cannot assure you that the conflicts arising under either of these strategic alliances as a result of these mergers will be resolved. If either or both strategic alliances are terminated, and we are unable to replace the terminated alliance with a comparable one, we could experience a material decrease in revenue.

     If contractual or relationship conflicts cannot be resolved, we could lose the benefits of some of our relationships with payers, providers or strategic partners. Losses of any significant relationships could harm our business or results of operations.

OUR ABILITY TO GENERATE REVENUE WILL SUFFER IF WE CANNOT ATTRACT AND RETAIN SUBSCRIBERS

     We must attract and retain subscribers to WebMD Practice, our physician portal, in order to generate subscription revenue. In addition, our ability to generate advertising revenue and transaction revenue will be dependent on the number of subscribers and level of usage by those subscribers of our Internet-based services, including our administrative transaction and clinical information services. We cannot guarantee that we will be able to attract new or retain existing subscribers. In particular, we cannot guarantee that we will retain subscribers whose subscriptions are initially paid for by our strategic partners once those subscribers are required to pay for their subscriptions themselves or that these subscribers will actually use our services.

IF WE ARE UNABLE TO GENERATE SIGNIFICANT ADVERTISING REVENUE, OUR FUTURE RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED

     We derive a portion of our revenue from advertising activities. Advertising revenue is generally derived from short-term advertising contracts in which we typically guarantee a minimum number of impressions or pages to be delivered over a specified period of time for a fixed fee. Advertising revenue may also include barter transactions, which are exchanges by us of advertising space on our web site for goods and services from strategic partners and which might not generate any cash receipts.

     The Internet advertising market is new and rapidly evolving, and no standards have been widely accepted to measure its effectiveness as compared to traditional media advertising. If no standards develop, existing advertisers may not continue their current level of Internet advertising, and advertisers that have traditionally relied on other advertising media may be reluctant to advertise on the Internet. Moreover, filter software programs that limit or prevent advertising from being delivered to a web user's computer are available. Widespread adoption of this software could adversely affect the commercial viability of Internet advertising. Our business would be adversely affected if the market for Internet advertising fails to develop or develops more slowly than expected.

     Various pricing models are used to sell advertising on the Internet. It is difficult to predict which, if any, will emerge as the industry standard, thereby making it difficult to project our future advertising rates and revenue. The level of traffic on our web site is likely to be a factor in determining advertising rates. We cannot predict whether our subscribers whose subscriptions are paid for by our strategic partners will actually use our services. In addition, there can be no assurances that we will continue to generate significant revenue from our advertising activities.

LENGTHY SALES AND IMPLEMENTATION CYCLES FOR OUR APPLICATIONS COULD ADVERSELY AFFECT OUR ABILITY TO GENERATE REVENUE

     A key element of our strategy is to market our solutions directly to large healthcare organizations. We will be unable to control many of the factors that will influence the buying decisions of these organizations. We expect that the sales and implementation process will be lengthy and will involve a significant technical evaluation and commitment of capital and other resources by our customers. The sale and implementation of our solutions are subject to delays due to our payer and provider customers' internal budgets and procedures for approving large capital expenditures and deploying new technologies within their networks.

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

OUR BUSINESS WILL SUFFER IF HEALTHCARE INDUSTRY PARTICIPANTS DO NOT ACCEPT INTERNET SOLUTIONS

     Our business model depends on the adoption of Internet solutions by providers, patients, payers and other healthcare industry participants. Our ability to generate revenue could suffer dramatically if Internet solutions are not accepted or not perceived to be effective.

     The adoption of Internet solutions by healthcare participants will require the acceptance of a new way of conducting business and exchanging information. To maximize the benefits of our platform, healthcare participants must be willing to allow sensitive information to be stored in our databases and to conduct healthcare transactions over the Internet. There can be no assurance that healthcare participants will accept Internet solutions in a timely manner or at all.

FAILURE TO CONTINUE TO EXPAND AND ADAPT OUR PLATFORM TO ACCOMMODATE INCREASED USAGE COULD MAKE IT DIFFICULT TO SUCCESSFULLY IMPLEMENT OUR INTERNET-BASED SERVICES

     To successfully implement our Internet-based services, we must continue to expand and adapt our platform and transaction networks to accommodate additional users, increased transaction volumes and changing customer requirements. Our infrastructure may not accommodate increased use while maintaining acceptable overall performance. To date, we have processed a limited number and variety of Internet-based transactions. In addition, our Internet-based products and services have only been used by a limited number of physicians and healthcare consumers. An unexpectedly large increase in the volume of traffic on our web site, the number of physicians using WebMD Practice or transactions processed over our networks may require us to expand and further upgrade our platform. This expansion could be expensive and could divert our attention from other activities.

PERFORMANCE PROBLEMS WITH OUR SYSTEMS COULD DAMAGE OUR BUSINESS

     Our payer and provider customer satisfaction and our business could be harmed if we or our customers experience system delays, failures or loss of data. We currently process our payer and provider transactions and data at our facilities and rely on a data center operated by a third party to perform transaction processing for Envoy's EDI business, other than real-time EDI transaction processing. This data center is located in Tampa, Florida and is operated by GTE Data Services Incorporated, with whom Envoy has contracted for these processing services. We assumed this contract upon our acquisition of Envoy. Envoy relies primarily on this facility to process batch claims and other medical EDI transaction sets. Envoy's contract with GTE requires GTE to maintain continuous processing capability and a "hot site" disaster recovery system. We have a contingency plan for emergencies with our systems; however, we have limited backup facilities to process information if these facilities are not functioning. The occurrence of a major catastrophic event or other system failure at any of our facilities or at the GTE facility could interrupt data processing or result in the loss of stored data, which could have an adverse impact on our business. While we have general liability insurance that we believe is adequate, including coverage for errors and omissions, we may not be able to maintain this insurance on reasonable terms in the future. In addition, our insurance may not be sufficient to cover large claims and our insurer could deny coverage on claims. If we are liable for an uninsured or underinsured claim or if our premiums increase significantly, our financial condition could be materially harmed.

PERFORMANCE PROBLEMS WITH THE SYSTEMS OF OUR SERVICE AND CONTENT PROVIDERS COULD HARM OUR BUSINESS

     We depend on service and content providers to provide information and data feeds on a timely basis. Our web site could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. In addition, our customers who utilize our web-based services depend on Internet service providers, online service providers and other web site operators for access to our web site. All of these providers have experienced significant outages in the past and could experience outages, delays and other difficulties in the future due to system failures unrelated to our systems. Any significant interruptions in our services or increases in response time could result in a loss of potential or existing users of and advertisers and sponsors on our web site and, if sustained or repeated, could reduce the attractiveness of our services.

IF OUR SYSTEMS EXPERIENCE SECURITY BREACHES OR ARE OTHERWISE PERCEIVED TO BE INSECURE, OUR REPUTATION WILL SUFFER

     A material security breach could damage our reputation or result in liability. We retain confidential information, including patient health information in our processing centers. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by breaches. Any well-publicized compromise of Internet security could deter people from using the Internet or from conducting transactions that involve transmitting confidential information, including confidential healthcare information. Therefore, it is critical that these facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Despite the implementation of security measures, this infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems.

OUR BUSINESS IS DEPENDENT ON THE DEVELOPMENT AND MAINTENANCE OF THE INTERNET INFRASTRUCTURE

     Our ability to deliver our Internet-based services is dependent on the development and maintenance of the infrastructure of the Internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complimentary products such as high-speed modems, for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the number of users and the amount of traffic. If the Internet continues to experience increased numbers of users, increased frequency of use, or more complex requirements, the Internet infrastructure may be unable to support the demands placed on it. In addition, the performance of the Internet may be harmed by increased users or more complex requirements.

     The Internet has experienced a variety of outages and other delays as a result of damages to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as the availability of the Internet to us for delivery of our Internet-based services. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of activity or due to increased governmental regulation. The infrastructure and complimentary products or services necessary to make the Internet a viable commercial marketplace for the long-term may not be developed successfully or in a timely manner. Our financial condition could be materially harmed if the Internet is not available to us for the delivery of our services and products.

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

OUR PLATFORM INFRASTRUCTURE AND SCALABILITY ARE NOT PROVEN, AND WE MAY NOT BE ABLE TO ADEQUATELY ACCOMMODATE INCREASED FUNCTIONALITY OR USAGE

     To date, we have processed a limited number and variety of transactions over our platforms. Similarly, a limited number of healthcare participants use these platforms. Our systems may not accommodate increased use while maintaining acceptable overall performance. We must continue to expand and adapt our network infrastructure to accommodate additional users, increased transaction volumes and changing payer and provider customer requirements. This expansion and adaptation may be expensive and may divert our attention from other activities.

WE WILL FACE SIGNIFICANT COMPETITION

     We face significant competition for our products and services.

     The market for healthcare transaction and information services is intensely competitive, rapidly evolving and subject to rapid technological change. Many of our competitors have greater financial, technical, product development, marketing and other resources than us. These organizations may be better known and have more customers than us. Many of our competitors have also announced or introduced Internet strategies that will compete with our applications and services. We may be unable to compete successfully against these organizations.

     We have many competitors, including:

     - healthcare information software vendors

     - healthcare EDI companies

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

     - vendors of healthcare information, products and services distributed through other means, including direct sales, mail and fax messaging.

     We expect that major software information systems companies and others specializing in the healthcare industry will offer competitive applications or services. In addition, some of our existing and potential payer and provider customers and strategic partners may also compete with us. For example, in April 2000, it was reported that a consortium of six health insurance companies may join together to develop an online project which links insurers, doctors and patients. If this consortium decides to proceed with its plans to allow patients to enroll in health plans and choose doctors online while also taking care of administrative tasks such as processing payment claims, it could compete with us.

     In addition, some payers currently offer electronic data transmission services to healthcare providers that establish a direct link between the provider and the payer, bypassing third-party EDI service providers such as us. Any significant increase in the utilization of direct links between healthcare providers and payers could have a material adverse effect on our business and results of operations.

HEALTHCARE REGULATION COULD ADVERSELY AFFECT OUR BUSINESS

     The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. These factors affect the purchasing practices and operation of healthcare organizations. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our applications and services. We do not know what effect any proposals would have on our business.

     Regulation regarding patient confidentiality

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

     Additional legislation governing the distribution of medical records exists and has been proposed at both the state and federal levels. We will be subject to extensive regulation relating to the confidentiality and release of patient records, and it may be expensive to implement security or other measures to comply with new legislation and final regulations. Further, we may be restricted or prevented from maintaining or delivering patient records electronically, which would have an adverse effect on our business.

     For additional information, see "-- Regulation of the Internet could adversely affect our business" on page 27.

     Regulation of healthcare relationships

     There are federal and state laws that govern patient referrals, physician financial relationships and inducements to beneficiaries of federal healthcare programs. The federal anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. The anti-kickback law is broad and may apply to some of our activities. Penalties for violating the anti-kickback law include imprisonment, fines and exclusion from participating, directly or indirectly, in Medicare, Medicaid and other federal healthcare programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. We carefully review our practices with regulatory experts to ensure that we comply with all applicable laws. However, the laws in this area are both broad and vague and it is often difficult or impossible to determine precisely how the laws will be applied, particularly to new services similar to ours. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate certain portions of our business.

     We currently provide billing services and intend to provide repricing services to providers and, therefore, may be subject to state and federal laws that govern the submission of claims for medical expense reimbursement. These laws generally prohibit an individual or entity from knowingly presenting or causing to be presented a claim for payment from Medicare, Medicaid or other third party payers that is false or fraudulent, or is for an item or service that was not provided as claimed. These laws also provide civil and criminal penalties for noncompliance. We have designed our current transaction services and will design any future services to place the responsibility for compliance with these laws on provider customers. However, we cannot guarantee that state and federal agencies will regard billing errors processed by us as inadvertent and not in violation of these laws. In addition, changes in current healthcare financing and reimbursement systems could cause us to make unplanned modifications of applications or services, or result in delays or cancellations of orders or in the revocation of endorsement of our applications and services by healthcare participants.

     Regulation by the U.S. Food and Drug Administration

     The Food and Drug Administration, or the FDA, has jurisdiction under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act, or the FDA Act, to regulate computer products and software as medical devices if they are intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease in humans. The FDA has issued a final rule under which manufacturers of medical image storage devices and related software are required to submit to the FDA premarket notification applications, which are each referred to in this document as a 510(k) Application, and otherwise comply with the requirements of the FDA Act applicable to medical devices. We have attempted to design our services so that our computer applications and software are not considered to be medical devices. However, the FDA may take the position that our services are subject to FDA regulation. In addition, we may expand our services in the future to areas that subject us to FDA regulation. We have no experience in complying with FDA regulations. We believe that complying with FDA regulations may be time consuming, burdensome and expensive and could delay our introduction of new applications or services.

     Regulation of transaction services

     State and federal statutes and regulations governing transmission of claims may affect our operations. For example, Medicaid rules require some processing services and eligibility verification to be maintained as separate and distinct operations. We believe that our practices are in compliance with applicable state and federal laws.

These laws, though, are complex and changing, and the government may take positions that are inconsistent with our practices.

     Professional regulation

     The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine, which is referred to as the prohibition against the corporate practice of medicine. We have attempted to structure our web site, strategic relationships and other operations to avoid violating these state licensing and professional practice laws. A state, however, may determine that some portion of our business violates these laws and may seek to have us discontinue those portions or subject us to penalties or licensure requirements. We employ and contract with physicians who provide only medical information to consumers, and we have no intention to provide medical care or advice. We do not maintain professional liability insurance because we believe we are not a healthcare provider. Any determination that we are a healthcare provider and acted improperly as a healthcare provider may result in liability for which we are not insured.

REGULATION OF THE INTERNET COULD ADVERSELY AFFECT OUR BUSINESS

     Laws and regulations may be adopted with respect to the Internet or other online services covering user privacy, patient confidentiality and other issues, including:

     - pricing

     - content

     - copyrights and patents

     - distribution

     - characteristics and quality of products and services.

     We cannot predict whether these laws will be adopted and how they will affect our business.

     Internet user privacy has become an issue both in the U.S. and abroad. Whether and how existing privacy or consumer protection laws in various jurisdictions apply to the Internet is uncertain and may take years to resolve. Any legislation or regulations of this nature could affect the way we conduct our business, particularly in our collection or use of personal information, and could harm our business. Further, activities on or using the Internet have come under increased scrutiny, including increased investigation in the healthcare arena by the FTC and heightened media attention.

     Similar to many other Internet healthcare companies, we have recently received a request for information from the FTC concerning our web site privacy policies and practices. While we believe we are in compliance with all applicable laws, all third party contractual commitments and our published privacy commitments, government inquiries like this inquiry can divert management's attention from other matters and create unfavorable publicity.

THIRD PARTIES MAY BRING CLAIMS AGAINST US AS A RESULT OF CONTENT PROVIDED ON OUR WEB SITE, WHICH MAY BE EXPENSIVE AND TIME CONSUMING TO DEFEND

     We could be subject to third party claims based on the nature and content of information supplied on our web site by us or third parties, including content providers, medical advisors or users. We could also be subject to liability for content that may be accessible through our web site or third party web sites linked from our web site or through content and information that may be posted by users in chat rooms or bulletin boards. Even if these claims do not result in liability to us, investigating and defending against these claims could be expensive and time consuming and could divert management's attention away from operating the business.

OUR INTELLECTUAL PROPERTY MAY BE SUBJECT TO INFRINGEMENT CLAIMS OR MAY BE INFRINGED UPON

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

OUR BUSINESS WILL BE ADVERSELY AFFECTED IF WE CANNOT ATTRACT AND RETAIN KEY PERSONNEL

     Our future operating results will substantially depend on the ability of our officers and key employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. We need to attract, integrate, motivate and retain additional highly skilled technical people. In particular, we need to attract experienced professionals capable of developing, selling and installing complex healthcare information systems. We face intense competition for these people. Our executive management team, including W. Michael Long, our Chairman, and Jeffrey T. Arnold, our Chief Executive Officer, will be important to our success.

OUR BUSINESS COULD BE ADVERSELY AFFECTED AS A RESULT OF OUR INTERNATIONAL EXPANSION

     One element of our strategic alliance with News Corporation is the formation of WebMD International as a joint venture with News Corporation to launch our services worldwide, other than in the U.S. and Japan. In addition, we have formed an international joint venture in Japan with one of our strategic partners. We have extremely limited experience in developing localized versions of our products and services. WebMD International and any future international ventures may not be successful in launching our services into foreign markets.

OUR BUSINESS WILL BE SUBJECT TO ADDITIONAL RISKS IF WE COMPLETE OUR PENDING MERGERS

     If we complete our pending mergers with Medical Manager, CareInsite and OnHealth, we will be subject to additional risks that are different from those to which we are currently subject. Information about the risks to which Medical Manager, CareInsite and OnHealth are subject can be found in the documents filed with the Securities and Exchange Commission by each of these companies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, other non-government debt securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities. As of June 30, 2000, all of our investments mature in less than two months. There have been no material changes to the Item 7(A) disclosure made in our annual report on Form 10-K for the year ended December 31, 2000.

EXCHANGE RATE SENSITIVITY

     Currently the majority of our sales and expenses are denominated in U.S. dollars, and as a result, we have experienced no significant foreign exchange gains and losses to date. We conduct only limited transactions in foreign currencies, and we do not anticipate that foreign exchange gains or losses will be significant in the foreseeable future. We have not engaged in foreign currency hedging activities to date.

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The exhibit listed in the accompanying Exhibit Index on page 32 is filed as part of this quarterly report.

     (b) The following reports on Form 8-K were filed during the quarter ended June 30, 2000:

     - Report on Form 8-K filed on May 2, 2000 pursuant to which the Registrant filed its earning release for the quarter ended March 31, 2000

     - Report on Form 8-K filed on June 1, 2000 pursuant to which the Registrant announced its receipt of a request for additional information in connection with its application for Hart-Scott-Rodino clearance of its proposed acquisitions of Medical Manager and CareInsite

     - Report on Form 8-K filed on June 5, 2000 pursuant to which the Registrant announced the completion of its acquisition of Envoy

     - Report on Form 8-K filed on June 19, 2000 pursuant to which the Registrant announced amendments to its merger agreements with Medical Manager and CareInsite.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HEALTHEON/WEBMD CORPORATION

                                      By:    /s/ JOHN L. WESTERMANN III
                                        ----------------------------------------
                                                 John L. Westermann III
                                            Executive Vice President, Chief
                                                    Financial Officer,
                                                Secretary and Treasurer

Date: August 14, 2000

                                 EXHIBIT INDEX

  EXHIBIT
    NO.          DESCRIPTION
  -------        -----------
   27.1     --   Financial data schedule (EDGAR only)